Form 10QSB
period 2003-09-30
SILVER SCREEN STUDIOS INC
filed 2003-11-21
CIK 1262456

1

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                        Form 10-QSB

                        (Mark one)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2003

 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

           Commission file number: Initial Filing

                Silver Screen Studios, Inc.
  (Exact name of small business issuer as specified in its
                          charter)

           Georgia                       20-0097368
 (State or other jurisdiction   (IRS Employer Identification
     of incorporation or                    No.)
        organization)

101 Marietta St., Suite 1070,              30303
      Atlanta, GA 30303
    (Address of principal                (Zip Code)
      executive offices)

                       (404-522-1202
                (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 106,795,680 shares issued and outstanding as of November 16, 2003.
Transitional Small Business Disclosure Format: Yes __ No X


                            INDEX
               PART I. FINANCIAL INFORMATION
                                                        Page
Item 1. Financial Statements (Unaudited)                  2
Item 2. Management's Discussion and Analysis             11
Item 3. Control and Procedures                           13
              PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                13
Item 2. Changes in Security                              13
Item 3. Default Upon Senior Securities                   13
Item 4. Submission of Matters to a Vote of Security      13
Holders
Item 5. Other Information                                13
Item 6. Exhibits and Reports on Form 8-K                 14

                PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Accountants' review report                                3
Financial statements
   Balance sheets                                         4
   Statements of operations                               5
   Statement of cash flows                                6
Summary of significant accounting policies                7
Notes to the financial statements                         8






 Balance Sheet of Silver Screen Studios, Inc. as of November
                          16, 2003.

                   Assets                           2003
Current assets
   Cash and cash equivalents                 $      3,000
   Accounts receivable                                 -
     Total current assets                          3,000

Property and equipment
   Furniture and equipment                        20,000
Less: accumulated depreciation                         0
     Net property and equipment                   20,000

Other assets
  Heirs to Murder (Novel)                        100,000
  Heirs to Murder (Screen Play)                   50,000
Murder Times 2 (Novel)                           100,000
The Partners (Treatment)                          25,000
     Total other assets                          275,000
     Total assets                            $    298,000

   Liabilities and Stockholders' Deficit
Current liabilities
   Cash overdraft                                     0-
   Accounts and accrued expenses payable               0
   Payroll taxes payable                               0


     Total current liabilities                         0
     Total liabilities                                 0

Stockholders' deficit
Preferred stock (100,000,000 shares $.001             0-
par value authorized, none issued and
outstanding)
Common stock (300,000,000 shares $.001 par
value authorized,
   106,795,680 and 9,254,643 shares issued       106,796
and outstanding respectively)
Additional paid-in capital                       182,205
Accumulated deficit                             (75,409)
     Total stockholders' deficit                 298,000
     Total liabilities and stockholders'     $    298,000
deficit
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.
                     Cash Flow Statement


                                                2003
Revenue
                                            $       0
Total revenue
Cost of revenue                                    0
Gross profit                                       0
   Operating expenses                        200,000
Loss from operations                         (200,000
                                                   )

Other income (expense)                            00
   Forgiveness of debt (Note 6)                    0
   Miscellaneous income                            0
   Interest expense                                0
Total other income (expense)                       0

Net loss                                    $       0

Loss per weighted average shares of common  $   .0022
stock outstanding
Weighted average number of shares of common  106,795,
stock outstanding                                680


        Statement on Changes in Financial Conditions


                                                2003
Cash flows from operating activities:
Net loss                                      $ (20000
                                                  0)
Adjustments to reconcile net loss
to net cash used by operating activities:
   Depreciation                                    0
   Income from forgiveness of debt                 0
   Common stock issued for fees and services   200,00
                                                   0
Changes in operating assets and liabilities
   Decrease (Increase) in accounts receivable      0
   Decrease (Increase) in security deposits        0
   Increase (Decrease) in accounts and             0
accrued expenses payable
   Increase in payroll taxes payable               0
Net cash used by operating activities

Cash flows from investing activities:
   Purchases of office equipment               20,000
                                                  ()
Net cash used by investing activities          20,000

Cash flows from financing activities
   Cash proceeds from sale of common stock         0
   Increase in additional paid-in capital due      0
to retirement of officer's loan
   Officer's loan reclassified to additional       0
paid-in capital
   Common stock issued to repay officer's          0
loan
   Officer's loan repaid with the issuance of      0
common stock
   Proceeds from officer's loan                    0
   Net increase in loan's payable                  -
   Cash overdraft                                  -
Net cash provided by financing activities          0

Increase in cash and cash equivalents          3,000
Cash and cash equivalents, beginning of            0
period
Cash and cash equivalents, end of  period     $ 3,000

Supplementary disclosures of cash flow
information
Cash paid during the year for:
Interest expense                              $     -
Income taxes                                  $     -
                 Silver Screen Studios, Inc.
         Summary of Significant Accounting Policies
Organization
Silver Screen Studios, Inc. ("the Company") was organized to engage in the business of, development, production, financing and distribution of entertainment related products. The Company was incorporated in the State of Georgia in May of 2003. The company is the result of a reverse holding company merger formed by Group Management and SSSG Acquisition Corp. on August 23, 2003. Silver Screen Studios, Inc. trades on the Over the Counter Bulletin Board under the symbol SSSU. Silver Screen Studios, Inc. began operations on August 23, 2003 in Atlanta, GA. Group Management Corp. was undergoing a restructuring of its operations and management concluded due to the business conditions of Group Management Corp. a merger was in the best interest of the shareholders of Group Management Corp. Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.
Accounting basis and revenue recognition
The Company uses the cash basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is billed to the company.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.
Fixed assets are stated at cost. Depreciation is computed using accelerated methods over the following estimated useful lives:
Description            Estimated useful life
Furniture and fixtures 7 years
Equipment              5 years
Capitalized software costs
Capitalized software costs are recorded at cost. Amortization will be computed using the straight line method over 5 years once the total costs have been incurred, and the asset has been placed in service.
Income taxes
The Company accounts for income taxes using the asset and liability method as required by Statement of Financial
Accounting Standards No. 109, under which deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                 Silver Screen Studios, Inc.
              Notes to the Financial Statements
The Company incurred no Georgia state income tax expense for the three months ended September 30, 2003 and utilized no tax carryforward losses.
NOTE 1. OPERATING FACILITIES
During the first quarter of 2003 the Group Management Corp. located its offices in the premises of its law firm, Rosenfeld, Goldman & Ware, Inc., ("RGW") located at 101 Marietta St., Suite 1070, Atlanta, GA 30303. RGW has not charged the company any rental expenses since the move, and the Company anticipates locating to its own premises during the first quarter 2004. As of the date of this report the terms for use of the space had not been agreed upon by both parties.
NOTE 2. LITIGATION
Currently the company is not party to any litigation that it is aware of. However, from time to time in the ordinary course of business the Company could become party to litigation

NOTE 3. FORGIVENESS OF DEBT
Forgiveness of debt represents accounts payable from trade vendors that are no longer in business for expenditures incurred in prior periods.

NOTE 4 - GOING CONCERN
These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.
The Company has incurred net losses of $200,000 primarily due to legal fees during the three months ended September 30, 2003.
The Company's existence in the current and prior periods has been dependent upon, advances from related parties and other individuals. The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing.
The Company's management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
NOTE 5. SEGMENT INFORMATION
The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:
                              2003
Revenue
Development                      0
Production                       0
Finance                          0
Distribution                     0
Millennium Publishing            0
Total revenue                    0

The Company conducts its operation primarily through its subsidiaries, GreenLight Productions, Inc., Media Finance
Corporation, Silver Screen Distribution, Inc., Kadalak
Entertainment Group, Inc., and an unincorporated entity
Millennium Publishing.


NOTE 6. EQUITY TRANSACTIONS
During the quarter the Company registered on Form S-8 shares of its common stock used to pay its legal counsel for fees and expenses relating to its operations. In August of 2003 the Company increased the total number of shares of authorized common stock to 300,000,000 with a par of $.001, and authorized 100,000,000 shares of preferred stock with a par value of $.001 through it merger with SSSQ Acquisition Corp.

Item 2. Management's Discussion and Analysis
Forward-Looking Statements; Market Data
Forward-Looking Statements: This report and other statements issued or made from time to time by Silver Screen Studios, Inc. contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
We make forward-looking statements in this management discussion and analysis. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.
This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing, based upon our business model. Following the end of the quarter ended September 30, 2003, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.
Currently we have funded our operations by the payment of legal services with our common stock. To date we have not generated any revenue since beginning operation after the merger on August 22, 2003. We have several projects in various stages of development and we anticipate the completion of a project during the early 2004. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved. Our principal business operations are in the entertainment content creation industry. Currently we are operating without a full management team. Lamar Sinkfield has acted as our chief Executive officer and sole director since March 18, 2003.
Our business operations are very cash intensive, and currently we do not have the capital resources to fund our production operations. However, our legal counsel is currently in the process of registering an offering to raise funds to fund our production slate of projects. However, we can offer no assurances that we will raise any funds from the sale of our financial instruments.

Results of Operations - For the Nine-Month Period Ended September 30, 2003 and 2002
Revenues. We generated no revenue during the quarter ended
September 30, 2003.
Cost of revenues. We generated no revenues during the quarter ended September 30, 2003. However, we incurred legal fees and expenses associated with the merger of August 22, 2003 and general legal fees and expenses associated with our operations.
Gross Margin. Because we generated no revenue during the quarter ended September 30, 2003, we have a negative gross margin due to the incurring of operating expenses.
Operating Expenses. Our operating expenses consist primarily of expenses for executive and administrative personnel, professional and consulting services expenses. We had operating expenses for the nine-month period ended September 30, 2003 of $200,000 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs reductions associated with our merger and general operating expenses.
Net Loss. Our net loss for the nine-month period ended September 30, 2003 was $200,000 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees.
Liquidity and Capital Resources.
At September 30, 2003, we had total current assets of $298,000 compared to total current assets of $0 at September 30, 2002.
We had fixed assets of $0 at September 30, 2003, compared to fixed assets of $0 at September 30, 2002. Our total assets were $289,000 at September 30, 2003 compared to total assets of $0 at September 30, 2002.
Our total current liabilities are $0 at September 30, 2003 compared to total current liabilities of $0 as of September 30, 2002. We had no long-term liabilities as of September 30, 2003 and 2002.
We had a cash flow from operations of $ negative 200,00 during the nine-month period ended September 30, 2003 compared to a negative cash flow from operations of $0 during the nine-month period ended September 30, 2002. This negative cash flow from operations during the nine-month period ended September 30, 2003 is principally the result of non-cash compensation. We had $0 in cash used in investing activities during the nine-month period ended September 30, 2003 compared to cash used of 0 during the same period in the prior year.
We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. There can be no assurance that additional funds will become available at terms and conditions satisfactory to the Company, if at all. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations, and is dependent upon management and/or shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Our limited capital resources and negative cash flow from operations may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. To the extent that additional debt financing proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.
Item 3.    Controls and Procedures
a. Within the 90 days prior to the date of this report, our president, executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president, chief executive officer, we concluded that our disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                 PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Footnote 5 to the Notes to Financial
Statements.
Item 2. Changes in Security
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Group  Management  Corp.  was the  defendant  in  litigation
regarding  several  alleged short sellers.   The  litigation
does not involve Silver Screen Studios, Inc. and it is the belief of management, the plaintiffs have no standing against Silver Screen Studios, Inc.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:
Exh                      Description                     Pag
..                                                         e
No.                                                      No.
31. Certification of Lamar Sinkfield, President, CEO of    **
1   Silver Screen Studios, Inc., pursuant to 18
   U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.)
32. Certification of Lamar Sinkfield, President, CEO of    **
1   Silver Screen Studios, Inc., pursuant to 18
   U.S.C.ss.1350, as adopted pursuant to ss.906 of the
   Sarbanes-Oxley Act of 2002.
* Filed with the Company's Form 10-SB/12g. and incorporated
by reference herewith.
** Filed herewith.
(b) Form 8-K.
The Company filed a Form 8-K-12(g)(3) dated August 22, 2003 with disclosure under Item 5. Other Events and Regulation FD Disclosure, disclosing that the Registrant's Board of Directors adopted the plan of merger between Group
Management Corp., Silver Screen Studios, Inc., and SSSG
Acquisition Corp..
                         SIGNATURES
In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Silver Screen Studios, Inc.
By: /s/ Lamar Sinkfield, acting CEO
Dated: November 16, 2003
Atlanta, GA
                        Exhibit 31.1

 Certification of Lamar Sinkfield, President, CEO of Silver
   Screen Studios, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of
                           2002.)
I, Lamar Sinkfield, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Silver Screen Studios, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 16, 2003
By:/s/ Lamar Sinkfield
Lamar Sinkfield, President, acting CEO and a acting Director
                        Exhibit 31.2

 Statement Pursuant to Section 906 of Sarbanes-Oxley Act of
                            2002
The undersigned, Lamar Sinkfield, President and CEO of Silver Screen Studios, Inc., a Georgia corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934:
Quarterly Report of Form 10-QSB for the period ended
September 30, 2003.
The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Silver Screen Studios, Inc. and results of its operations.
By:/s/ Lamar Sinkfield
Lamar Sinkfield, President,  acting CEO and a acting
Director
November 16, 2003