Form 10QSB/A
period 2003-09-30
SILVER SCREEN STUDIOS INC
filed 2003-11-28
CIK 1262456

1

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                       Form 10-QSB/A

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


                            INDEX
               PART I. FINANCIAL INFORMATION
                                                        Page
Item 1. Financial Statements (Unaudited)                  5
Item 2. Management's Discussion and Analysis             13
Item 3. Control and Procedures                           15
              PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                15
Item 2. Changes in Security                              16
Item 3. Default Upon Senior Securities                   16
Item 4. Submission of Matters to a Vote of Security      16
Holders
Item 5. Other Information                                16
Item 6. Exhibits and Reports on Form 8-K

                PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Financial statements
   Balance sheets                                         5
   Statements of operations                               5
   Statement of cash flows                                6
Summary of significant accounting policies                9
Notes to the financial statements                        11






 Balance Sheet of Silver Screen Studios, Inc. as of November
                          16, 2003.

                   Assets                           2003
Current assets
   Cash and cash equivalents                 $      3,000
   Accounts receivable                                 -
     Total current assets                          3,000

Property and equipment
   Furniture and equipment                        20,000
Less: accumulated depreciation                         0
     Net property and equipment                   20,000

Other assets
  Heirs to Murder (Novel)                        100,000
  Heirs to Murder (Screen Play)                   50,000
Murder Times 2 (Novel)                           100,000
The Partners (Treatment)                          25,000
     Total other assets                          275,000
     Total assets                            $    298,000

   Liabilities and Stockholders' Deficit
Current liabilities
   Cash overdraft                                     0-
   Accounts and accrued expenses payable               0
   Payroll taxes payable                               0


     Total current liabilities                         0
     Total liabilities                                 0

Stockholders' deficit
Preferred stock (100,000,000 shares $.001             0-
par value authorized, none issued and
outstanding)
Common stock (300,000,000 shares $.001 par
value authorized,
   106,795,680 and 9,254,643 shares issued       106,796
and outstanding respectively)
Additional paid-in capital                       182,205
Accumulated deficit                             (75,409)
     Total stockholders' deficit                 298,000
     Total liabilities and stockholders'     $    298,000
deficit
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.
                     Cash Flow Statement


                                                2003
Revenue
                                            $       0
Total revenue
Cost of revenue                                    0
Gross profit                                       0
   Operating expenses                        200,000
Loss from operations                         (200,000
                                                   )

Other income (expense)                            00
   Forgiveness of debt (Note 6)                    0
   Miscellaneous income                            0
   Interest expense                                0
Total other income (expense)                       0

Net loss                                    $       0

Loss per weighted average shares of common  $   .0022
stock outstanding
Weighted average number of shares of common  106,795,
stock outstanding                                680


        Statement on Changes in Financial Conditions


                                                2003
Cash flows from operating activities:
Net loss                                      $ (20000
                                                  0)
Adjustments to reconcile net loss
to net cash used by operating activities:
   Depreciation                                    0
   Income from forgiveness of debt                 0
   Common stock issued for fees and services   200,00
                                                   0
Changes in operating assets and liabilities
   Decrease (Increase) in accounts receivable      0
   Decrease (Increase) in security deposits        0
   Increase (Decrease) in accounts and             0
accrued expenses payable
   Increase in payroll taxes payable               0
Net cash used by operating activities

Cash flows from investing activities:
   Purchases of office equipment               20,000
                                                  ()
Net cash used by investing activities          20,000

Cash flows from financing activities
   Cash proceeds from sale of common stock         0
   Increase in additional paid-in capital due      0
to retirement of officer's loan
   Officer's loan reclassified to additional       0
paid-in capital
   Common stock issued to repay officer's          0
loan
   Officer's loan repaid with the issuance of      0
common stock
   Proceeds from officer's loan                    0
   Net increase in loan's payable                  -
   Cash overdraft                                  -
Net cash provided by financing activities          0

Increase in cash and cash equivalents          3,000
Cash and cash equivalents, beginning of            0
period
Cash and cash equivalents, end of  period     $ 3,000

Supplementary disclosures of cash flow
information
Cash paid during the year for:
Interest expense                              $     -
Income taxes                                  $     -
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

                 Silver Screen Studios, Inc.
              Notes to the Financial Statements
The Company incurred no Georgia state income tax expense for the three months ended September 30, 2003 and utilized no tax carry forward losses.
NOTE 1. OPERATING FACILITIES
During the first quarter of 2003 the Group Management Corp. located its offices in the premises of its law firm, Rosenfeld, Goldman & Ware, Inc., ("RGW") located at 101 Marietta St., Suite 1070, Atlanta, GA 30303. RGW has not charged the company any rental expenses since the move, and the Company anticipates locating to its own premises during the first quarter 2004. As of the date of this report the terms for use of the space had not been agreed upon by both parties.
NOTE 2. LITIGATION
Currently the company is not party to any litigation that it is aware of. However, from time to time in the ordinary course of business the Company could become party to litigation

NOTE 3. FORGIVENESS OF DEBT
Forgiveness of debt represents accounts payable from trade vendors that are no longer in business for expenditures incurred in prior periods.

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

(b) Form 8-K.
The Company filed a Form 8-K-12(g)(3) dated August 22, 2003 with disclosure under Item 5. Other Events and Regulation FD Disclosure, disclosing that the Registrant's Board of Directors adopted the plan of merger between Group Management Corp., Silver Screen Studios, Inc., and SSSG Acquisition Corp..
                         SIGNATURES
In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Silver Screen Studios, Inc.
By: /s/ Lamar Sinkfield, acting CEO
Dated: November 28, 2003
Atlanta, GA
                        Exhibit 31.1

 Certification of Lamar Sinkfield, President, CEO of Silver
   Screen Studios, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of
                           2002.)
I, Lamar Sinkfield, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Silver Screen Studios, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 28, 2003
By:/s/ Lamar Sinkfield
Lamar Sinkfield, President, acting CEO and a acting Director
                        Exhibit 31.2

 Statement Pursuant to Section 906 of Sarbanes-Oxley Act of
                            2002
The undersigned, Lamar Sinkfield, President and CEO of Silver Screen Studios, Inc., a Georgia corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934:
Quarterly Report of Form 10-QSB for the period ended
September 30, 2003.
The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Silver Screen Studios, Inc. and results of its operations.
By:/s/ Lamar Sinkfield
Lamar Sinkfield, President,  acting CEO and a acting
Director
November 28, 2003