Form 10KSB
period 2003-12-31
SILVER SCREEN STUDIOS INC
filed 2004-04-15
CIK 1262456

1

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                    ____________________

                         FORM 10-KSB
                        Annual report
                 THE SECURITIES ACT OF 1933
                    ____________________




[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934.

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF  1934.

             For the transition period from __________ to
__________


                   Silver Screen Studios, Inc.
   (Exact Name of Registrant as Specified in Its Charter)

      GEORGIA                               20-0097368
    (State or Other Jurisdiction of      (I.R.S. Employer
                         Commission
      Incorporation or Organization)      Identification
No.)

                101 Marietta St., Suite 1070
                      Atlanta, GA 30303

(Address of Principal Executive Offices, Including Zip Code)
                    ____________________


                      Thomas Ware, Esq.
               Rosenfeld, Goldman & Ware, Inc.
                101 Marietta St., Suite 1070
                      Atlanta, GA 30303
                        404-522-1202
 (Name, Address, and Telephone Number of Agent for Service)







       Securities registered under Section 12(b) of the Exchange
Act: NONE
       Securities registered under Section 12(g) of the Exchange
Act: COMMON

      Check   whether  the  issuer:  (1) filed all  reports
required  to  be  filed by Sections  13  or  15(d)  of  the
Exchange  Act  during  the past  12  months  (or  for  such
shorter  period  that the registrant was required  to  file
such  reports),  and  (2)  has   been   subject   to   such
filing requirements  for  the  past  90  days.
Yes [X]  No [ ]

      Check   if   there   is no disclosure  of  delinquent
filers  in  response  to  Item  405   of   Regulation   S-B
contained   in   this   form,  and  no disclosure  will  be
contained,   to   the   best  of  registrant's   knowledge,
in  definitive proxy or information statements incorporated
by  reference  in  Part III of this  Form  10-KSB  or   any
amendment  to  this  Form  10-KSB.  [X]

      State   issuer's  revenues for its most recent fiscal
year: $0.0 for the year  ended  December  31,  2003.

      As  of December 31, 2003, the aggregate market  value
of   the  common  stock  of  the  issuer   held   by   non-
affiliates,  based on the average bid and  asked  price  of
the  common   stock  as quoted on the OTC  Bulletin  Board,
was  $5,024,247.   As  of December 31,  2003,   106,000,000
shares  of  common  stock of the issuer were outstanding.

         Transitional Small Business Disclosure Format:
Yes [ ]
No [X]

                          PART I
ITEM 1

Page

Description of Business
3

Description of Property
22

Legal Proceedings
22

Submission of  Matters to a Vote of Security Holders
22

Market for Common Equity and Related Stockholders Matters
22

Management's Discussion and Analysis or Plan of Operation
23

Financial Statements
27

Changes In and Disagreements with Accountants
27

Controls and Procedures
27

Directors, Executive Officers, Compliance with Section
16(a) of the Exchange Act.
28

Executive Compensation
29

Security Ownership of Certain Beneficial owners and
Management and Related Stockholders Matters
30

Certain Relationships and Related Transactions
30

Exhibits, Financial Statements and Reports on Form 8-K
30

Principal Accountant Fees and Services
31




CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This ANNUAL Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and  Section 21E of the Securities  Exchange  Act  of
1934, as amended. We
have  based  these forward-looking statements  on  our  current expectations and
projections   about   future  events.   These   forward-looking
statements are subject to
known and unknown risks, uncertainties and assumptions about us that may cause
our   actual  results,  levels  of  activity,  performance   or
achievements to be
materially  different  from  any  future  results,  levels   of
activity, performance or
achievements  expressed  or  implied  by  such  forward-looking statements. In some
cases,   you   can  identify  forward-looking   statements   by
terminology such as "may,"
"will,"   "should,"   "could,"   "would,"   "expect,"   "plan,"
anticipate," believe,"
estimate,"  continue," or the negative of such terms  or  other similar
expressions. Factors that might cause or contribute to  such  a discrepancy
include,  but are not limited to, those in our other Securities and Exchange
Commission filings, including our Quarterly Report on Form 10-QSB filed on November 21, 2003. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.





PART I
ITEM 1    DESCRIPTION OF BUSINESS

OVERVIEW:
Organization

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


General

      We are a multimedia entertainment company with a focus on developing entertainment content. We develop, produce and distribute a broad range of music, motion picture and other filmed entertainment content through our following operating subsidiaries:


  In  addition,  we  intend  to establish  a  music  publishing
division,    a   television   production   division    and    a
producer/artist management division. We have identified a market opportunity in the entertainment industry resulting from the convergence of music and film in the world's fastest
growing  consumer    entertainment product, the  digital  video
disc  ("DVD"). The percentage of DVD  unit sales has  increased
in   market   share  for  entertainment  content  delivery   to
consumers faster than any format in entertainment history. The DVD has received overwhelming market acceptance and response. The music industry has used the DVD to enhance the sale of its products. Many music fans have responded favorably to concert DVD's and music video DVD's of their favorite artists. It is the vision of our management team, our Chief Executive Officer, and industry consultants to focus on the DVD format as a means to identify and enable creative artists to combine their visual and audio talents in a consumer product that will protect the proprietary nature of the content. Our mission is to become an independent multimedia entertainment company combining state-of-the-art technologies with creative product that meets the growing demand of today's market.

  As the demand for cost-effective entertainment product, including digitally recorded music, television programming and film, continues to increase, we believe that more of the major entertainment companies, including radio, television, cable, film and Internet service providers, will be turning towards independent entertainment companies and production facilities to deliver product and programming to improve their profitability and create market share.


The Film Division

          Green Light Productions, Inc. operates our film division. Green Light acts as our in-house production arm that produces, distributes and markets feature-length DVD films and movies, taking projects from initial creative development through principal photography, post-production, distribution and ancillary sales. We believe that fans of Hip-Hop and Urban Music are active consumers throughout the world, purchasing CDs, DVDs, records, clothes and concert tickets. In addition, members of the Hip-Hop audience are a highly coveted demographic group targeted by advertising retailers due to their age and spending habits. We believe that outside of traditional Hollywood productions, there is a shortage of "Lifestyle Specific" DVD products for the Hip-Hop audience.

        Green Light Productions, Inc. will produce low budget films with plots and marquee name music artists and that are relevant to the mainstream youth culture, particularly the Hip-Hop and Urban Music audience. Kadalak Entertainment Group, Inc., our music arm will produce soundtracks featuring the aforementioned artists to be sold as a CD packaged with a DVD for retail sale to consumers.

          Pursuant to our international business development strategy, we plan to form joint ventures for co-production of entertainment projects on a territory-by-territory basis. On occasion we will also obtain the rights to distribute and exploit entertainment projects in US and foreign markets as well as co-venture projects for release and development in various media formats.



Film Production
---------------

         Our goal is to produce quality films in the low budget range with total costs of $20,000 to $1,000,000 per film. Our current strategic plan calls for the production or co-production of five to ten films annually. Our ability to execute this plan is dependent upon our ability to raise additional financing necessary to fund such productions. Currently, we are reviewing film projects for development and production and upon obtaining additional working capital, we will begin the production of new films. We did not produce any films in Fiscal 2003.



Distribution
------------
We formed our on internal distribution arm via Silver Screen Distributions, Inc. to take advantage of the synergies of the
vertical  integration  of our business  model.   Silver  Screen
Distribution will distribute the production of our internal products as well as the products of third parties.
        The Murder by Deception project will be given a minimal theatrical release in approximately two to three theaters in several major markets in the United States to create awareness about a particular film. The end product at retail will be a
DVD/CD package that will have a retail price of   approximately
$19.99  to  $34.99  with an approximate $16  to  $20  wholesale
price.   Our  sales goal is 100,000 to 500,000 units  worldwide
for each project. We intend to distribute to the rental market using direct distribution and revenue share output arrangements with Blockbuster and other leading rental retailers.
In   addition,  when  the  opportunity  arises  we  intend   to
distribute or sell  directly to mass merchandisers, such as Wal-
Mart   Stores  Inc.,  Costco  Wholesale   Corporation,   Target
Corporation, Best Buy Co. Inc., and others who buy large volumes of videos and DVDs to sell directly to the consumer.

    Currently there have been very few products released in the DVD/CD combination package. It is very uncommon for major and independent distribution companies in film and music to come together on one product for distribution. Historically, film companies have been reluctant to give DVDs to music companies and music companies have been reluctant to give CDs to film companies for distribution. Our goal is to effectively pioneer this format and become a leader in this marketplace. Each film project will have the potential to allow us to capitalize on every potential revenue stream across the board for each of our divisions in terms of film, studio, publishing and management operations.


Pay and Free Television Distribution
------------------------------------

  We intend to license our own productions and productions acquired from third parties to the domestic and international marketplace on a project basis through Sony or independent distributors on a territory-by-territory basis.

The Record Division

          Kadalak Entertainment Group, Inc. operates our record division. We believe that the next five years will offer important opportunities for the organization and growth of viable, newly created record companies. We believe that such companies will be more competitive because they have the ability to be flexible, responsive and are not constrained by the typical large company bureaucracy.

    A popular music record company depends on its ability to sign and retain artists who will appeal to popular taste over a period of time. We will employ a popular music artist and repertoire ("A&R") staff whose task will be to identify both new artists with potential appeal and established artists who will complement our planned artist roster or whose potential we believe has not been fully exploited. The A&R staff, which is headed by our management team, will include a group of producers/songwriters and will meet on a regular basis to discuss tapes of artists who have been previously screened by staff members. If a consensus is reached to attempt to sign an artist, a strategy will be developed for a contract proposal. Currently, we are evaluating several artists with whom we would consider entering contracts. However, such considerations are contingent upon our ability to obtain a sufficient amount of additional financing. There can be no assurance that we will be able to attract and sign artists or that such artists will be successful.

Independent Label
-----------------



Artist Recording Contracts
--------------------------

   We will concentrate on the development of new talent rather than competing with larger companies to acquire established artists. We believe that the risks involved with higher advances and royalties demanded by established artists may be difficult to justify financially. In addition to the lower financial cost of signing and developing new talent, we believe that it generally is easier to negotiate a longer contract term with new talent, whereas established artists demand higher payments accompanied by shorter contract terms. We recognize that established artists have existing fan support and name recognition. However, we have determined that the cost associated with retaining established artists represents a significantly greater financial risk if a recording project fails to achieve minimum consumer sales in an intensely competitive market. From time to time we may sign artists who require advances because they have established sales bases.

   Pursuant to our strategy of identifying, signing and developing new talent, the artists whom we intend to sign will generally have limited recording industry backgrounds. For the most part, these artists will be identified and contracted by us after analysis of demonstration tapes by our A&R department and after consultation among our senior management.

The Rock and Pop music genres will enable us to compete in a market segment comprising 33.7% of gross business in the United States record industry. Likewise, activity in the Rap/Hip-Hop, R&B/Urban segment of the market will put us into an additional 25% of gross business in the United States record industry. We may seek to develop divisions that will address the remaining segments of the market, which includes jazz, Latin and other musical styles.

Although we may from time to time license already completed master recordings for a fixed price plus royalty, we will primarily be involved in the actual production of master recordings. This aspect of the recording business will require our management to approve a specific project and then contract with recording artists, musicians and producers to produce a master recording. The artist and producer will each receive either a minimum fee plus a percentage royalty based on the proceeds received by us from distribution of a recording or a percentage royalty without a minimum fee. The fee and royalty arrangements will be negotiated on a recording-by-recording basis. We will produce recordings in our own studios or by renting time at any one of a number of recording studios. Management therefore seeks to reduce or eliminate certain costs and to match the specific configuration of a particular studio to the requirements of a particular artist or producer.

Certain production and acquisition costs, such as artists' and producers' royalties, are contingent upon subsequent sales while other costs, such as salaries, overhead, manufacturing, studio time and other expenses, are payable regardless of sales. Although the appeal of a particular artist may be transitory, we believe that increasing the size and diversity of our planned artist roster gives us a measure of protection against sudden shifts in taste. Further, we believe that acquisition of interests in recorded music composition catalogues will provide an important and relatively stable source of future sales in addition to revenue generated from new releases.

Promotion and Marketing
-----------------------

     We plan to release records primarily in pop, neo-classical soul and Rap/Hip-Hop, dance and alternative music fields. Accordingly, we expect to market our records to the principal buying groups in the 12 to 45 year old categories broadly representative of the American population in that age group.

      We plan to promote our recordings, as is generally the case throughout the record industry, primarily through radio time and utilizing the internet and high speed broadband connection of the TCP/IP transmission protocol. To supplement our staff, we may engage independent promotion specialists on a record-by-record basis to generate airplay. As sales increase, management may add additional promotion staff.

     Cable operations, such as MTV, VH-1 BET and other music television channels, as well as certain commercial television stations, have provided significant exposure to new music groups. We intend to utilize television as a promotional tool. In addition, we intend to produce promotional videotapes, CDs and DVDs featuring our artists, and maintain effective cost controls through the use of our own music video production department.

    The music video and DVD market has grown significantly over the past few years and we believe that the music video and DVD business is a natural extension of our other planned activities in the music business. Our music video department will concentrate primarily upon promotional activities for our artists to produce videos of single songs for promotional purposes. Generally, income from music videos is derived from television broadcasts and from the sale of videocassettes, CDs and DVDs. We may make electronic press kits ("EPKs"), long-form videos and enhanced videos or CD-ROMS playable on computer. We also may combine artist videos and EPKs for release on DVD, providing a whole new format for viewing which was previously limited to television broadcasts. Our music and videos may also be included in real player packages. We anticipate experiencing increased activity as we enter into contracts with additional artists. In such event, longer music programs, such as DVDs or concert programs, are contemplated.

       The marketing methods which we plan to use are customary in the music industry. These methods will include:

o  radio;
o  television;
o  newspaper and magazine advertising;
o  distribution of posters featuring our artists and records;
o  street teams;
o  wrapped vans and trucks;
o  bus backs, bus stops and benches;


o  billboards;
o marquee style movie lights at label sponsored events and artists shows; and
o coordinated promotions with retail stores such as in-store displays and appearances by performers.

Initially, our principal efforts will be focused on radio promotion through radio play of artist's singles to develop consumer recognition and product demand. We plan future advertising in national music consumer publications and industry trade publications as artists achieve increasing consumer recognition, provided such additional advertising, in management's opinion, would enhance sales.

Licensing of Recordings
----------------------

         We also intend to license rights in certain of our recordings to other major record labels for manufacture and distribution in foreign markets. These labels normally pay all distribution and marketing costs and, in addition, pay us an advance plus a royalty based on sales, which is payable after recovery of the advance. A portion of any royalties received by us from sales will be used to pay artists' and producers' royalties or the owner of a master recording, as the case may be.

         We will seek agreements to license recordings of several of our future artists through various record and
licensing  companies  in  Europe  and  Japan.  We   intend   to
negotiate with several foreign distributors for the right to license other artists. We intend to direct a material part of our future activities toward the development of international markets.

Copyright
---------

        Our  business,  like  that of other  record  companies,
primarily  rests  on ownership or control and  exploitation  of
musical works and sound and   audio-visual recordings.

        Rights and royalties relating to particular recordings vary from case to case. When a recording is made, copyright in that recording vests either in the recording artist and is licensed to a record company or in the company itself, depending on the terms of agreement between the recording artist and the record company. Similarly, when a musical composition is written, copyright in the composition vests either in the writer and is licensed to a music publishing company or in the publishing company. Artists generally record songs that are controlled by music publishers. The rights to reproduce such songs on tapes and CDs are obtained by the company from music publishers or collection societies on their behalf. The manufacture and sale of tapes and CDs results in royalties being payable by the record company to the publishing company at industry agreed or statutory rates for the use of the composition and the publishing company in turn pays a royalty to the writer and by the record company to the recording artist for the use of the recording.

     Record companies are largely dependent upon legislation to protect their rights against unauthorized reproduction, importation or rental. In all territories where we intend to operate, our products will receive some degree of copyright protection. The period of protection varies widely from 75 years from first publication in the United States, to 50 years in the United Kingdom, to 30 years from date of recording in Japan.

  Piracy, or the unauthorized reproduction of recordings for commercial sales and Internet file sharing exists throughout the world. Sales in certain markets are very difficult, and some markets are virtually closed to legitimate record companies because of the dominance of pirated product, which is substantially cheaper than legitimate products due to lower quality standards and the absence of recording and royalty costs. In recent years, however certain countries, particularly in Southeast Asia, have enforced copyrights resulting in a reduction in piracy. There can be no assurance that the proliferation of piracy of entertainment content through the Internet or other means will be reduced in the future. The proliferation of these practices, if continued, could have a material adverse affect on the entertainment industry.

    Home taping, or the unauthorized reproduction for personal use of recordings, has been a global problem since the advent of cassette tapes and CDs, which existing copyright laws have done little to contain. In some countries, the industry has been successful in securing the introduction of a levy on hardware used for such reproduction or on blank tapes. However, such levies, which are generally shared among those involved in the production of recordings, including the record companies and the artists, do not adequately compensate for the losses suffered from home taping. CD recording technology may increase the opportunity for consumers to make high-quality copies for home use.
There can be no assurance that the proliferation of piracy of entertainment content through the Internet or other means will be reduced in the future that, if continued, could have a
material adverse affect on the entertainment   industry.

Rental of tapes and CDs is a problem in those countries whose copyright laws do not provide adequate protection. Those countries include Japan, where a levy on rental income is paid to domestic rights owners, but not in respect of foreign repertoire, and Germany.

The recorded music industry has been affected by piracy, and in particular, the home copying and file sharing of recorded music over the Internet. Recording technologies have been developed that enable consumers to make high quality duplicates of recorded music from original CDs and the Internet. In the absence of adequate copyright protection, CD recording technology may adversely affect sales of CDs. We cannot predict the extent to which our CD sales would be affected by such technology. However, we generally believe that as we focus on the development of new artists and have a limited release schedule, we are not materially dependent upon foreign sales in markets unregulated by copyright laws and that piracy or illegal home taping will not have a material adverse impact on our business or operations in the near or foreseeable future.

The Music Publishing Division

We intend to establish a music publishing division. Music publishing involves the acquisition of rights to the exploitation of musical compositions as opposed to musical recordings. Principal sources of revenue are royalties from the reproduction of musical works on cassette tapes, CDs, DVDs, license fees from the radio and television broadcast (i.e., public performances) of such musical works, and film soundtracks of recordings embodying the compositions concerned.

We intend to create a music publishing operation to collect performance royalties for our products through ASCAP and BMI. ASCAP and BMI are collecting societies licensed to collect performance royalties due from radio, television, jukeboxes, film and similar venues for public performance of musical compositions.

 We may receive publishing royalties on master recordings which we produce. Moreover, we intend to negotiate with recording artists a percentage of the copyright rate that is set by statute and modified from time to time by the Copyright Royalty Tribunal.

Once we form a publishing operation, we plan to seek to acquire copyright ownership of, or other rights in, the songs written by or for our artists. We propose to develop a catalogue of songs, retaining present and future publishing rights. Additionally, we intend to employ songwriters and producers to develop music products with publishing rights retained by us. We plan to acquire interests in original songs that will be developed at our facilities. We do not deem the acquisition of these songs to be material in that presently none have been recorded or used in any of our activities, including promotion, and we have no present intention or plans to use them in any capacity. In the future, it is conceivable that songs commissioned or acquired by us may be included on albums or produced as singles, although no assurance can be given as to this use. We have not determined an international publishing agent to administer our songs outside of the United States.

The Studio Division

Kadalak  operates  our studio division, which provides  support for  he in-house recording of our artists. Metropolitan  is  an
audio  recording   facility that provides  us  with  "start  to
finish" music recording services.

We intend to provide audio recording services to the music industry, including national and international recording companies, independent record producers and other entities which request the services of the recording facilities. The studio division will seek to combine technological expertise and creative, experienced management in the state-of-the-art commercial recording facilities.

       Metropolitan consists of three studios and is capable of tracking to tape or digitally. The studio features custom acoustical design treatments, which provide a critically accurate listening environment. The studio's equipment includes:

 a Pro-tool LE digital recording module;
 a top-of-the-line recording/mixing console;
 a Phat Planet Sound Module


Kadalak's operation of the music division affords us the added benefit of vertical integration in the recorded music industry. also includes fully equipped digital film and editing facilities for film, video and television productions. We view the sound studios principally as a catalyst to attract artists and to record their products in-house. We will sell studio time when the studios are not in use for in-house production.

 INDUSTRY BACKGROUND

The Recorded Music Industry

        The recorded music industry has experienced substantial revenue growth since its inception and is dominated by four major international entertainment companies:

o Universal Music Group;
o Time Warner Inc.;
    o  Sony  Corp.  (Sony  Music Entertainment)/Bertelsmann  AG
(BMG); and
o EMI Group PLC.

       In the late 1940's, record retail sales amounted to only $48 million annually. By 1970, sales had grown to nearly $1.7 billion annually. By way of current comparison, the Recording Industry Association of America ("RIAA") reported the sound recording domestic market in 2002 to be $12.6 billion. The International Federation of Phonographic Industry ("IFPI"), an organization that represents the recording industry worldwide, reported recorded music sales worldwide of $32 billion in 2002. This revenue growth has resulted from a combination of factors, the most important of which has been rapidly developing technology. Since 1984, the value of sales industry wide has increased at a faster rate than unit volume growth, due in part to the introduction and acceptance of CDs, which are priced substantially higher than vinyl records and tapes. CDs represented 91 percent of all units shipped in 2002. IFPI reports that sales of recorded music in 2002 to be largest in the United Kingdom, the United States, Japan, Australia, Germany, France, Canada and Spain. The proportion of global music sales accounted for by the world's top ten markets was 84 percent in 2002. Globally, music video sales increased in 2002, boosted by the DVD video. The United States represents approximately 40 percent of the total world music market. The RIAA reports that, in 2002, Rock remained the most popular genre of music in the United States with 24.7 percent of the market followed by Rap/Hip-Hop with 13.8 percent, R&B/Urban with 11.2 percent, Country music with 10.7 percent, Pop with
9.0 percent, Jazz with 3.2 percent and Classical with 3.1 percent of all music items purchased.

Both the RIAA and IFPI reported that the increased availability of free music via mass digital copying and internet piracy have had a substantial negative impact on the recorded music industry in 2002 and the industry is aggressively pursuing strategies to resolve the erosion of unit shipments and sales in the world market. In 2002, digital copying and Internet piracy have resulted in an approximate 7 percent decline in worldwide revenues as well as an approximate 8 percent decline in units sold worldwide. This decline continued in 2003.

         Music is also an essential part of the advertising and film industries. Music contributes significantly to the success of advertising. Additionally, music has become an integral part of film, as seen from the successes of many musical soundtracks of popular movies. Film soundtracks have also produced a number of hit singles worldwide. The growth of the DVD format has demonstrated an increased demand for DVD products.

    Foreign record sales account for over one-half of worldwide record sales. English versions of popular hits have achieved acceptance and success throughout the globe. Music publishing rights serve as an additional and significant source of earnings for record companies. Publishing and sub-publishing revenues are generated for each song contained in an album, cassette or CD.



The Feature Film Industry

General
-------

The feature film industry encompasses the development, production and distribution of feature-length motion pictures and their subsequent distribution in the home video, television and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as "independent" distributors of motion pictures, including:

Universal Pictures, Warner Bros. (including New Line Cinema and Castle Rock Entertainment);
Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Columbia Tristar Motion Picture Group); Paramount Pictures;
The  Walt  Disney  Company  (including  Buena  Vista  Pictures,
Touchstone
Pictures and Miramax Film Corp.); and
Metro-Goldwyn-Mayer Inc. (including MGM Pictures, United Artists Pictures Inc., Orion Pictures Corporation and Goldwyn Entertainment Company).

In recent years, however, true "independent" motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.

Independent Feature Film Production and Financing
-------------------------------------------------

        Generally, independent production companies do not have access to the extensive capital required to make feature-length motion pictures, such as the "blockbuster" films produced by the major studios. They also do not have the capital necessary to maintain the substantial overhead that is typical of operations of major studios. Independent producers target their product at specialized markets and usually produce motion pictures with budgets of less than $20 million. Generally, independent producers do not maintain significant infrastructure. They instead hire only creative and other production personnel and retain the other elements required for development, pre-production, principal photography and post-production activities on a project-by-project basis. Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions and joint ventures rather than out of operating cash flow. They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize the risk of loss.

Independent Feature Film Distribution
-------------------------------------

  Film distribution encompasses the exploitation of motion pictures in theatres and in markets, such as home DVD and video, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet. Independent producers do not typically have distribution capabilities. Instead, these producers rely on advances from domestic and international distributors who approve their projects before production commences, as well as profit sharing or equity arrangements for individual projects. Generally, the local distributor in any country or region will acquire distribution rights for a motion picture from an independent producer using one or more of these methods. The local distributor will agree to advance the producer a non-refundable minimum guarantee. The local distributor will then generally receive a distribution fee of between 20% and 35% of gross receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of the box-office receipts for the exhibition period, generally 40%to 50%, depending upon the success of the motion picture.

COMPETITION

  The recorded music, motion picture, and music publishing industries are highly competitive. We will compete with other companies for artists, airtime and space in retail outlets. We are not at present, and do not expect in the foreseeable future, to be a significant participant in the marketplace. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural activities. We compete with the major media and entertainment companies and studios, numerous independent motion picture, recorded music, music publishing and television production companies, television networks and pay television systems for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. In addition, our music and motion picture productions compete for audience acceptance and exhibition outlets with music and motion pictures produced and distributed by other larger more established companies. As a result, the success of any of our recorded music products or DVD/motion pictures is dependent on not only the quality and acceptance of a particular production, but also on the quality and acceptance of other competing productions released into the marketplace at or near the same time.

The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the types of products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner, Sony/BMG, EMI, Disney, Viacom and numerous independent companies. Some of our competitors in the music business will include Motown, Time Warner Inc., Universal Music Group, Interscope, Sony/BMG and EMI. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD's, television and cable programming.


EMPLOYEES

  As of December 31, 2003 we had one full-time employee in our operations. We use and plan to continue using independent consultants, producers, professionals and contractors on an as needed basis. Upon obtaining additional financing, we will hire additional employees in connection with the production of our recorded music and film productions. We believe that our employee and labor relations are good. Our full-time employee is not a member of any union. On film projects, we may employ members of a number of unions, including the International Alliance of Theatrical and Stage Employees, the Screen Actors Guild and the Teamsters. A strike by one or more of the unions that provide personnel essential to the production of films could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay in our release of new films and thereby could adversely affect our cash flow and revenues.

RISK FACTORS

          In  addition  to other information included  in  this
report,   the   following  factors  should  be  considered   in
evaluating our business and future prospects.
We   need  to  obtain  financing  in  order  to  continue   our
operations.

          On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we will not have enough cash to meet our anticipated cash requirements through January 31, 2005 if we do not raise at least $2,500,000 from the sale of our securities or other financing means. While we are in discussions and have entered agreements with potential financing sources, we currently do not have definitive arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.


Independent distributors will be a significant element of our growth strategy.

         We will rely on independent distributors to distribute a significant portion of our entertainment products and services when developed. A significant element of our growth strategy will be to increase the sale and distribution of our products and services by expanding our presence in local markets and by extending this network into new markets either by internal growth, joint ventures, licensing, acquisition or other means. We may not be able to develop, recruit, maintain, motivate, retain or control a network of independent distributors. In addition, we have little control over the resources that independent distributors will devote to marketing our products and the amount of our competitors' products that our independent distributors choose to market. Any decision by a distributor to not distribute or promote our products or services or to promote our competitors' products and services could have a material adverse effect on our business, results of operations or financial condition.

We have a limited operating history in the entertainment industry.

          We have a limited history in the entertainment industry. In august , 2003, we entered into a merger with SSSG Acquisition Corp providing the basis for our formation. Our strategy is to become an independent multimedia entertainment company. In addition to operating a music division, recording studio division and film production company, we plan to establish television, publishing and management operations. Prior to entering into the Share Exchange Agreement, we did not operate in the multimedia and entertainment industry. Accordingly, we have a limited history in the industry in which we operate. We have retained the law firm of Rosenfeld, Goldman & Ware, Inc. of Atlanta, GA to act as our legal counsel and to provide strategic legal planning on the entertainment industry. We are dependent on the advice of Rosenfeld, Goldman & Ware, Inc. and there is no assurance that Rosenfeld, Goldman & Ware, Inc. will continue to represent our interests.

We have a history of losses and expect that losses may continue in the future.

         We have a history of losses and expect that losses may continue in the future.

          Our net loss for the fiscal year ended December 31, 2003 totaled $0.0. Our operating expenses wee capitalized as organization expenses. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2004. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely effected.

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

Our success will depend on external factors in the music and film industries.

Operating in the music and film industries involves a substantial degree of risk. Each planned music project, film production is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a music project or a film production also depends upon:

the quality and acceptance of other competing records or films released into the marketplace at or near the same time;
critical reviews;
the availability of alternative forms of entertainment and leisure activities;
general economic conditions; and other tangible and intangible factors.

Each of these factors is subject to change and cannot be predicted with certainty. There can be no assurance that our planned music projects and film productions will obtain favorable ratings or reviews or that consumers will purchase our entertainment products and services.



Our success will be largely dependent upon our key executive officers and other key personnel.

  Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of our law firm of Rosenfeld, Goldman & Ware, Inc., ("RGW") The loss of Rosenfeld, Goldman & Ware, Inc. services would have a material adverse effect on us. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to retain them.. Although we believe that we would be able to locate a suitable replacement for RGW if their services were lost, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical, creative and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

Unauthorized use of our intellectual property and trade secrets may affect our market share and profitability.

  We protect intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain jurisdictions. We may distribute our products in some jurisdictions in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions. We will rely on our copyrights, trademarks, trade secrets, know-how and continuing technological advancement to establish a competitive position in the marketplace. We will attempt to protect our intellectual property through copyright and agreements with future artists and employees. Other companies may independently develop or otherwise acquire similar creative materials or gain access to our intellectual property. Despite our precautions, there can be no assurance that we will be able to adequately protect our intellectual property from competitors in the future. In addition, litigation may be necessary in the future to:

enforce intellectual property rights;
to protect our trade secrets;
to determine the validity and scope of the rights of others; or to defend against claims of infringement or invalidity.

Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

From time to time, we may receive notice that others have infringed on our proprietary rights or that we have infringed on the intellectual property rights of others. There can be no assurance that infringement or invalidity claims will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of the assertion of claims, we could incur significant costs and diversion of resources in protecting or defending against claims, which could have a material adverse effect on our business, financial condition or results of operations.

Piracy, illegal duplication of CDs and DVDs and file sharing of music and film products over the Internet may have a material adverse effect on our business.

Our ability to compete depends in part on the successful protection of our intellectual property, including our music and film productions. Piracy, illegal duplication and Internet peer-to-peer file sharing of music and film products has had an adverse effect on the entertainment industry as a whole. If new legislation aimed at protecting entertainment companies against piracy, illegal duplication and Internet peer-to-peer file sharing is not enacted and enforced, and we are unable to protect our music and film productions from piracy, illegal duplication and Internet peer-to-peer file sharing, then such continued activities may have a material adverse effect on our business.

Advances in technology may have a material adverse effect on our revenues.

Advances   in  technology  may  affect  the  manner  in   which
entertainment content is distributed to consumers. These changes, which might affect the entertainment industry as a whole, include the proliferation of digital music players, services that allow individuals to download and store single songs and pay-per-view movie services. These technological advances have created new outlets for consumers to purchase entertainment content. These new outlets may affect the quantity of entertainment products that consumers purchase and may reduce the amount that consumers are willing to pay for particular products. As a result, this could have a negative impact on our ability to sell DVD's, CD's and soundtracks. Any failure to adapt our business model to these changes could have a material adverse effect on our revenues.

Our success will depend on our artists.

          We plan to enter into film and recording contracts with several artists. We cannot assure you that we will be able to retain the artists we plan to enter contracts with or that we will be able to attract additional artists. We may not be able to develop our artists successfully or in such a manner that produces significant sales. Furthermore, each film and recording is an individual artistic work, the public acceptance of which cannot be known in advance. Accordingly, we cannot assure you that any film or record released by any particular artist will experience financial success. In addition, if any particular artist experiences success, we cannot predict the timing or longevity of such success or the extent of the popularity of any particular artist.

          We will depend on the continued popularity of urban music.

         We plan to produce records in multiple genres of music including neo-classical soul and hip-hop. Our proposed artists will be primarily in this segment of the market. If tastes move away from this type of music and we do not develop any alternatives, then we may not be able to sell enough entertainment products and services to be profitable. Although we believe that this sector will continue to grow, consumer taste is unpredictable and constantly changing, and we cannot predict with any certainty that this segment will continue to remain popular.

  Our growth as a multimedia entertainment company depends on the success and increased use of entertainment products and services.

          The entertainment products and service market is rapidly evolving. The demand and market acceptance of our planned products and services is uncertain and subject to a high degree of risk. In order for certain of our planned entertainment products and services to be successfully accepted in the marketplace, the production and content of our entertainment products and services must be accepted as a viable alternative to traditional entertainment products and services. Because these markets may be new and evolving, it is difficult to predict the size of the market and its growth rate. If the market for our entertainment products and services fails to develop or develops more slowly than we anticipate, we will not be able to generate revenues from our entertainment products and services at the rate we anticipate. In addition, if demand for our entertainment products and services grows too quickly, our infrastructure may not be able to support the demands placed on us by this growth and our performance and reliability may decline.

 We will be in competition with companies that are larger, more established and better capitalized than we are.

          The entertainment industry is highly competitive, rapidly evolving and subject to constant change. Other entertainment companies currently offer one or more of each of the products and services we plan to offer. Some of our competitors in the entertainment market will include Time Warner Inc., Sony/BMG, EMI, Disney and Viacom. Some of our competitors in the music business will include Motown, Time Warner Inc., Universal Music Group, Interscope, Sony/BMG, EMI and numerous smaller independent companies. We expect that our film business will compete with well-established companies, including MGM, Dreamworks, Time Warner Inc. and numerous smaller independent companies, which produce, develop or market films, DVD's, television and cable programming. Many of our competitors have:

greater   financial,  technical,  personnel,  promotional   and
marketing  resources;
longer operating histories;
greater name recognition;
and larger consumer bases than us.

          We  believe that existing competitors are  likely  to
continue to expand their products and service offerings. Moreover, because there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter the entertainment market and attempt to market entertainment products and services similar to our products and services, which would result in greater competition. We cannot be certain that we will be able to compete successfully in the entertainment, multimedia, music, film, management or television programming markets.

          Future sales of our securities will dilute the ownership interest of our current stockholders.

          We expect to sell our equity securities in order to raise the funds necessary to fund our operations. Any such transactions will involve the issuance of our previously authorized and unissued securities and will result in the dilution of the ownership interests of our present stockholders.
          We might expand through acquisitions which may cause dilution of our common stock and additional debt and expenses.

          Any acquisitions of other companies which we complete may result in potentially dilutive issuances of our equity securities and the incurrence of additional debt, all of which could have a material adverse effect on our business, results of operations and financial condition. We plan to seek acquisitions and joint ventures that will complement our services, broaden our consumer base and improve our operating efficiencies. Acquisitions involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of acquired companies, which could result in charges to earnings or otherwise adversely affect our operating results. There can be no assurance that acquisition or joint venture opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that any acquired businesses will be profitable.

Operating internationally may expose us to additional and unpredictable risks.

          We intend to enter international markets, licensing arrangements and to form joint ventures internationally to expand sales of our planned entertainment products and to market our entertainment products and services. International operations are subject to inherent risks, including:

potentially weaker intellectual property rights;
changes in laws and policies affecting trade;
difficulties in obtaining foreign licenses;
changes in regulatory requirements;
instability of foreign economies and governments;
instances of war or terrorists activities;
unexpected changes in regulations and tariffs;
fluctuations in the value of foreign currencies;
intricate investment and tax laws, including laws and policies relating to the repatriation of funds and to withholding taxes;
and
uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

Due to these risks, operating in international markets could have a material adverse effect on our future business, results of operations or financial condition.

          Our shares of common stock are subject to penny stock regulation.

          Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

  description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;


a  description  of  the  broker's or  dealer's  duties  to  the
customer  and   of  the rights and remedies  available  to  the
customer  with  respect to violation to such  duties  or  other requirements of securities laws; a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price; a toll-free telephone number for inquiries on disciplinary actions; definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and such other information and is
in  such  form  (including language, type,            size  and
format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

the bid and offer quotations for the penny stock;
the compensation of the broker-dealer and its salesperson in the transaction;
the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

         Budget overruns may adversely affect our business.

          Actual music projects or film production costs may exceed their budget, sometimes significantly. Risks such as labor disputes, death or disability of star performers, rapid high technology changes relating to special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a music project or film production incurs substantial budget overruns, then we may have to seek additional financing from outside sources to complete production. We cannot assure you that such financing will be available to us, or if available, whether such funds will be available to us on acceptable terms. In addition, if a music project or film production incurs substantial budget overruns, there can be no assurance that such costs will be recouped, which could have a significant impact on our business, results of operations or financial condition.

         Our operating results may fluctuate significantly.

          We expect that our future operating results may fluctuate significantly as a result of the following:

the timing of domestic and international releases of future music projects, or films we produce;
the success of our future music projects or films;
the  timing  of  the  release of related  products  into  their respective
markets;
the  costs to distribute and promote the future music  projects and films;
the  success of our distributors in marketing our future  music projects and films;
the  timing  of  receipt  of proceeds generated  by  the  music projects,
and films from distributors;
the introduction of new music projects, and films by our future competitors;
the  timing  and  magnitude of operating expenses  and  capital expenditures;
the  level  of  unreimbursed  production  costs  in  excess  of budgeted maximum amounts;
the timing of the recognition of advertising costs for accounting purposes under generally accepted accounting principles; and general economic conditions, including continued slowdown in advertiser spending.


As a result, we believe that our results of operations may fluctuate significantly, and it is possible that our operating results could be below the expectations of investors.

          We do not intend to pay cash dividends on our shares of common stock.

The future payment of dividends will be at the discretion of our Board of Directors and will depend on our future earnings, financial requirements and other similarly unpredictable factors. For the foreseeable future, it is anticipated that any earnings which may be generated from our operations will be retained by us to finance and develop our business and that dividends will not be paid to stockholders.



ITEM 2    DESCRIPTION OF PROPERTY

Our current address is 101 Marietta St., Suite 1070, Atlanta, GA. This address is the office of our legal counsel RGW. Our business has been located in this space since 2003. We have secured a production facility located at 2905 Suite E, Amwiler Rd., Atlanta, GA 30360. We plan to locate our business operations to the production facility as soon as preliminary construction is completed. We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew this lease on similar terms upon expiration. If we cannot renew the lease agreement, we believe that we could find other suitable premises without any material adverse impact on our operations.


ITEM 3    LEGAL PROCEEDINGS
The Company is not currently involved in any litigation that it is aware of. However, the company is involved in the entertainment industry and the Company could become party to litigation in its ordinary course of business. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.


ITEM 4    SUBMISSION  OF MATTERS TO A VOTE OF SECURITIES
HOLDERS

During the fiscal year ending on December 31, 2003 the Company did not submit any proposals to the shareholders for vote.


ITEM 5    MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER
          MATTERS
Period                     High bid            Low Bid
August 25 thru Sept.        $0.022             $0.010
30, 2003
October 1 thru              $0.085             $0.009
December 31, 2003


Our common stock is currently quoted on the Over-The-Counter
Bulletin Board under the symbol "SSSU.OB".

Market Information
------------------

On August 25, 2003 our predecessor, Group Management Corp, Inc., filed Form 8k-12G(3) with the Securities and Exchange Commission registering our common stock under the Exchange Act. Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board as SSSU in September of 2003. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended December 31, 2003 which information was provided by NASDAQ Trading and Market Services.


Period

                          High Bid
                          Low bid

August 25, 2003 thru Sept. 30, 2003

                           $0.022
                           $0.010

October 1, 2003 thu December 31, 2003

                           $0.085
                           $0.009







The above quotations reflect inter-dealer prices, without
retail mark-up, markdown or commission and may not reflect
actual transactions.
Holders
-------

         As of December 31, 2003 we had 701 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent.

Dividends
---------

          To date, we have not declared or paid any cash dividends and do not intend to do so for the foreseeable future. We intend to retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely in the discretion of our Board of Directors.



ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview
--------

          We are a multimedia entertainment company that operates a film division, a record division and a studio division. During Fiscal 2003, after the merger with SSSG Acquisition Corp. was completed, we completely restructured our operation to enter the entertainment content creation business. We currently operate as Silver Screen Studios, Inc. with subsidiary companies operating to function as a vertically integrated business. Our subsidiaries listed in the table below to date have not generated any revenue, however, management feels that once we locate to our production facility the subsidiary companies will be positioned to generate revenue. However, there is no assurance that the subsidiaries companies will then, if ever generate any revenue.


          We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2003, causing us to be unable to produce any feature films. We believe that we need to raise or otherwise obtain at least $2,500,000 in additional financing in order to implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution. Accordingly, in order to generate revenues in Fiscal 2004, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to implement our business plan.

History of the Company
----------------------

          We are a Georgia corporation whose common stock is eligible for quotation on the Over-The-Counter Bulletin Board Trading System under the symbol "SSSU". From the date of our formation in May, 2003 through December 31, 2003, we have been engaged in the business of the entertainment industry..


          Pursuant to Rule 12g-3(a) under the Exchange Act, we were the successor issuer to Group Management Corp.. for reporting purposes under the Exchange Act, and our common stock is deemed to be registered pursuant to
Section 12(g) of the Exchange Act.

         On September  2003, our trading symbol on the Over-
The-Counter Bulletin Board was changed from "GPMT" to "SSSU".

         Please also refer to the information in notes 1 and 2 to the consolidated financial statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included in this Form 10-KSB.

Critical Accounting Policies
----------------------------

           In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported thereon. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

         Revenue Recognition
         -------------------
We are a development stage company and as such we have not generated any revenue from our operations for any revenue recognition. However, once revenue is generated from our operations we intend to adopt the proper revenue recognition standards.



         Capitalized Film Costs
         ----------------------

          We are a development stage company and as such we have not generated any revenue from our operations for any revenue recognition. However, once revenue is generated from our operations we intend to adopt the proper revenue recognition standards and the proper treatment of film assets.


Results of Operations

Our operations during fiscal 2003 we concentrated on restructuring the business model of Silver Screen Studios, Inc. Our operations did not generate any revenue in fiscal 2003. However, the Company has several projects in development, with the most advanced being, Murder by Deception, ("MBD"). MBD will be the first feature film produced by the Company through its production subsidiary Greenlight Productions, Inc. MBD will be distributed by Silver Screen Distributions, Inc. MBD will be a direct to DVD production with an expect release date of second or third quarter 2004.

The Company through it publishing division, Millennium Publishing has two novels completed and ready for publication. The first novel, Heirs to Murder will be produced as an E-Book. The Company has created what we believe is a novel concept in the publication of a novel. The Company will utilize the E-book format to include in the internals of the book various multi-media content, including but not limited to, audio and video materials. We may receive net revenues from the television and international licensing rights during Fiscal 2004. However, there can be no assurance that we will generate net revenues from any of these arrangements.

Operating Loss

The net loss form operations for the fiscal year 2003 resulted primarily from the payment of legal and consulting fees related to our complete restructuring of operations. Going forward in fiscal year 2004 legal and consulting fees should remain constant as we initiate operations of our various subsidiary businesses. We did not comparisons with previous years operating losses as fiscal 2003 was our first year of operations.


Liquidity Resources

During Fiscal 2004, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to seek financing to fund our operations for the next twelve months through sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently engaged in negotiations of definitive agreements with two potential sources of financing. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $2,500,000 in order to meet our anticipated cash requirements through January 31, 2005. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.


Default of Agreements

We are not currently in default of any agreements or loan covenants.

In addition, we have accounts payable of $0.0 and accrued expenses in the aggregate amount of $0.0.

We also have other no obligations which mature or may mature in the next twelve months.

The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, Net Revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investment in film and music productions through operating credit facilities, co-ventures and single-purpose production financing. We plan to obtain financing commitments, including, in some cases, foreign distribution commitments, to cover, on average, at least 50% of the budgeted third-party costs of a project before commencing production. We plan to outsource required services and functions whenever possible. We plan to use independent contractors and producers, consultants and professionals to provide those services necessary to operate the corporate and business operations in an effort to avoid build up of overhead infrastructures, to maintain a flexible organization and financial structure for productions and ventures and to be responsive to business opportunities worldwide. Accordingly, once we raise at least $2,500,000 in additional financing, we believe that the net proceeds from that financing together with cash flow from operations, including our share of future film production, will be available to meet known operational cash requirements. In addition, we believe that our improved liquidity position will enable us to qualify for new lines of credit on an as-needed basis.

          These matters raise substantial doubt about our ability to continue as a going concern. We will need to raise significant additional funding in order to satisfy our existing obligations and to fully implement our business plan. There can be no assurances that such funding will be available on terms acceptable to us or at all. If we are unable to generate sufficient funds, particularly at least $1,500,000, then we may be forced to cease or substantially curtail operations.

          We do not pay and do not intend to pay cash dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business.