Form 10KSB/A
period 2003-12-31
SILVER SCREEN STUDIOS INC
filed 2004-04-15
CIK 1262456

1

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                    ____________________

                        FORM 10-KSB/A
     This amendment was filed to correct clerical errors
                        Annual report
                 THE SECURITIES ACT OF 1933
                    ____________________

                      SEC File # 333-108534




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

                        As   of  December  31,  2003,   the
                 aggregate market value of the common stock
                 of  the  issuer   held  by non-affiliates,
                 based  on the average bid and asked  price
                 of the common  stock  as quoted on the OTC
                 Bulletin  Board,  was $5,024,247.   As  of
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






ITEM 7.       FINANCIAL STATEMENTS

          Our  consolidated financial statements for  Fiscal
Years 2003 and footnotes related thereto are included within
Item 13(a) of this report and may be found at pages F-1 through F-6.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND  FINANCIAL DISCLOSURE

On April 1, 2004, our Board of Directors approved the engagement of Norman Ross, PC as the principal accountants to audit our financial statements. Prior to such appointment, we had not consulted the newly engaged independent auditor regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.


ITEM 8A.  CONTROLS AND PROCEDURES




Evaluation of Disclosure Controls and Procedures


          As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision of RGW our legal counsel, and with the participation of our management, including Lamar Sinkfield, our acting Chief Executive Officer. Based upon that evaluation, Mr. Sinkfield, after consulting with our legal counsel, concluded that our disclosure controls and procedures are effective.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.



Changes in Internal Controls

      There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.




                          PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS;  COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT

   The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of January 31, 2004.



       Name                 Age          Position with
                                         Company
Lamar Sinkfield             45           Acting Chief
                                         Executive Officer


All directors serve until their successors are duly elected and qualified. Vacancies in the Board of Directors are filled by majority vote of the remaining directors. The executive officers are elected by, and serve at the discretion of the Board of Directors.

A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:


Lamar Sinkfield is the acting Chief Executive Officer and sole board member since March 2003. Mr. Sinkfield is a certified Cisco network engineer and has many years of experience in the information technology field.


There are no family relationships among any of our directors or executive officers.

         Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

         Code of Ethics

          We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. However, upon raising additional capital financing necessary to hire additional executive officers we intend to adopt a code of ethics applicable to our executive officers.



ITEM 10. EXECUTIVE COMPENSATION


Mr. Sinkfield our acting Chief Executive Officer has not been compensated by the company during fiscal year 2003.
Mr. Sinkfield does not have an employment contract with the company.



We did not grant any stock options during Fiscal 2003. No options were exercised by any of our executive officers in Fiscal 2003.



Long Term Incentive Plans


We currently do not have any long-term incentive plans.

Compensation of Directors

Our director is not compensated for any services provided as a director.





ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


          The following table sets forth, as of December 31,
2003, certain
information  with  respect to beneficial  ownership  of  our common stock as of
December 31, 2003 by:

each person known to us to be the beneficial owner of more than 5% of our common stock; o each of our directors; o each of our executive officers; and all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of December 31, 2003, 106,000,000 shares of our common stock were issued and outstanding.








Name                 Amount and Nature   Percentage of Class
                       of Beneficial
                         ownership
Lamar Sinkfield-           None                 None
Director, CEO



ITEM   12.   CERTAIN   RELATIONSHIPS   AND   RELATED   PARTY
TRANSACTIONS


There were no related party transactions occurring during fiscal year 2003.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

      (a) The following Exhibits are filed as part of this report.

The following documents previously filed with the Securities and Exchange Commission are incorporated by reference.


Form
Date Filed

8k-12(G)(3)
August 25, 2003

S-8
September 5, 2003

S-8
October 14, 2003

10QSB
November 21, 2003





ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees
         ----------

During   Fiscal   2003,  the  aggregate  fees   billed   for
professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $0.0.

         Audit-Related Fees
         ------------------

During Fiscal 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         Tax Fees
         --------

During Fiscal 2003, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

         All Other Fees
         --------------
During Fiscal 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

         Audit Committee Approval
         ------------------------

         We do not presently have an audit committee. All of the services listed above were approved by Lamar Sinkfield, our Chief Executive Officer and sole director, upon the advice of legal counsel, Rosenfeld, Goldman & Ware, Inc.



                      SIGNATURES
In accordance with Section 12 or 15(d) of the Exchange
Act, the Registrant has caused this report to be
signed on its behalf by the undersigned, thereunto
duly authorized.
Silver Screen Studios, Inc.
By: /s/ Lamar Sinkfield, acting CEO
Dated: April 14, 2004
Atlanta, GA


                 Silver Screen Studios, Inc.
                      AND SUBSIDIARIES

              CONSOLIDATED FINANCIAL STATEMENTS

            August 25, 2003 to December 31, 2003
        SILVER SCREEN STUDIOS, INC. AND SUBSIDIARIES

DESCRIPTION                                         PAGE
INDEPENDENT AUDITORS' REPORT                        F-1
                                                    F-2
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS               F-3
CONSOLIDATED STATEMENT OF STOCKHOLDERS'             F-4
                                                    F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          F-6


                             F-1

                Independent Auditors' Report



To the Board of Directors and Stockholders of Silver Screen Studios, Inc.

We have audited the accompanying balance sheet of Silver Screen Studios, Inc. as of December 31, 2003, and the related statements of income, stockholders' equity, and cash flows for the period from inception August 23, 2003 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Silver Screen Studios, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the initial period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 6 to the financial statements, which raises doubt about its ability to continue as a going concern? Management's plans in regard to this matter are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Norman H. Ross, PC
___________________
NORMAN H. ROSS, PC
April 8, 2004

                     ASSETS

ASSETS
 Cash
                                  3,000
 Furniture and Equipment                                 20,000
 Intellectual Property                                  275,000
 Start Up Costs                                         380,000


TOTAL ASSETS
                                                        678,000


      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

 Preferred stock,( 100,0000,000
 shares $.001
 par value authorized,
 none issued and
 outstanding)

 Common stock (300,000,000
 shares $.001
 par value authorized,
 106,000,000 shares
 issued and outstanding)
                                                 106,000
 Additional paid-in captial
                                                 $572,000


TOTAL STOCKHOLDER'S EQUITY
                                                 $678,000




Silver Screen Studios, Inc.
(A Development Stage Company)
Statement of Income
For the Five Months Ended December 31, 2003

                                                     2003
REVENUE
  Sales Income
0.00
    Total Revenue                                    0.00

GENERAL and ADMINISTRATIVE
  Advertising                                        0.00
  Auto                                               0.00
  Bank charges                                       0.00
  Books                                              0.00
  Depreciation and amortization                       0.00
  Education & Training                               0.00
  Advertising                                        0.00
  Insurance                                          0.00
  Bank charges                                       0.00
  Other operating expenses                            0.00
  Office supplies                                    0.00
  Permits/Fees/Licenses                              0.00
  Rent                                               0.00
  Rentals and leases                                 0.00
  Repairs & Maint.                                   0.00
  Salaries and employee benefits                      0.00
  Supplies                                           0.00
  Taxes & licenses                                   0.00
  Telephone                                          0.00
  Utilities                                          0.00
    Total General and Administrative Expenses         0.00

       Income from Operations                         0.00

Other Income and Expenses
  Interest and Dividend Income                        0.00
  Interest Expense                                   0.00
    Other Income (Expenses) - Net                     0.00

NET INCOME
0.00



Silver Screen
Studios, Inc.
(A Development Stage
Company)
Statement of Stockholders'
Equity
For the Five Months Ended
December 31, 2003



                    Common
                    Stock                 Additiona
                                              l
                    Shares       Par       Paid in       Total
                               Value       Capital
Common stock
issued on
  conversion and                      $           $            $
  merger           66,000,       66,000    (66,000)            -
                       000

Issuance of
common stock from
  August through
  December 2003
  at $.001 per
  share            40,000,       40,000     343,000      383,000
                       000

Donated
intellectual             -            -     275,000      275,000
property

Donated furniture
and equipment            -            -      20,000       20,000

Net Income (loss)
                         -            -           -            -

Amortization of
deferred credit          -            -           -            -

Balance, December                     $           $            $
31, 2003           106,000      106,000     572,000      678,000
                      ,000

     Silver Screen Studios, Inc.
    (A Development Stage Company)
       Statement of Cash Flows
 For the Five Months Ended December
              31, 2003


                                          2003
Cash flows from operating activities:
  Net Income                                     $
                                                 -
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation
                                                 -
    Change in accounts payable
                                                 -
    Change in notes payable
                                                 -
      Total  Adjustments
                                                 -

    Net cash provided (used) by
      operating activities
                                                 -

Cash flows from investing activities:
  Used for
    Donated intellectual property
                                         (275,000)
    Donated furniture and equipment
                                          (20,000)
    Start-up cost
                                         (380,000)
      Net cash used for investing
      activities
                                         (675,000)

Cash flows from financing activities:
    Proceeds from sale of stock
                                             3,000
    Common stock issued for legal
    services                               380,000
    Additional paid in capital
                                           295,000
      Net cash provided (used) by
         financing activities
                                           678,000

Net change in cash and cash                      $
equivalents                                  3,000

Cash and cash equivalents at
beginning of year                                -

Cash and cash equivalents year-to-               $
date                                         3,000



                 Silver Screen Studios, Inc.
                (A Development Stage Company)

                Notes to Financial Statements
                   As of December 31, 2003



SIGNIFICANT ACCOUNTING POLICIES

     A.   Organization
       Silver Screen Studios, Inc. ("the company") was organized to engage in the business of, development, production, financing and distribution of entertainment related products. The Company was incorporated in the State of Georgia in May of 2003. The company is the result of a reverse holding company merger formed by Group Management and SSSG Acquisition Corp. on August 23, 2003. Silver Screen Studios, Inc. trades on the Over the Counter Bulletin Board under the symbol SSSU. Silver Screen Studios, Inc. began operations on August 23, 2003 in Atlanta, GA. Group Management Corp. was undergoing a restructuring of its operations and management concluded due to the business conditions of Group Management Corp. a merger was in the best interest of the shareholders of Group Management Corp.

     B.   Cash and cash equivalents
  Cash  and  cash  equivalents consist   of cash  and  other
  highly liquid debt instruments with an original maturity of less than three months.

     C.   Intangible assets
  The  Company  reviews  for  the impairment  of  long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the periods presented.

     D.   Net loss per share
       Basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

     E.   Use of estimates
       The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     F.   Donated Services
       A significant portion of the Company's functions is conducted by unpaid officers, and board members. The value of this contributed time is not reflected in the accompanying financial statements since the volunteers' time does not meet the criteria necessary for recognition.


2.   STOCKHOLDERS' EQUITY
     During the year the Company registered on Form S-8 shares of its common stock used to pay its legal counsel for fees and expenses relating to its operations. In August of 2003 the company increased the total number of shares of authorized common stock to 300,000,000 with a par of $.001, and authorized 100,000,000 shares of preferred stock with a par value of $.001 through it merger with SSSG Acquisition Corp.

3.   INCOME TAXES
     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carry forward has been fully reserved.

4.   OPERATING FACILITIES
     During the first quarter of 2003 the Group Management Corp. located its offices in the premises of its law firm, Rosenfeld, Goldman & Ware, Inc., ("RGW") located at 101 Marietta St., Suite 1070, Atlanta, GA 30303. RGW has not charged the company any rental expenses since the move, and the Company anticipates locating to its own premises during the first quarter 2004. As of the date of this report the terms for use of the space had not been agreed upon by both parties.

5.   LITIGATION
     Currently the company is not party to any litigation that it is aware of. However, from time to time in the ordinary course of business the Company could become party to litigation

6.   GOING CONCERN
     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company's existence in the current period has been dependent upon, advances from related parties and other individuals. The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing. The Company's management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.   Intellectual Property Valuation
     The following intellectual property assets listed in the table below were valued using the comparison of similar properties method. The similar properties were analyzed for similarities to the assets listed in the table below.

     Name                Type                 Value
     Heirs to Murder     Novel Manuscript             $100,000.00
     The Partners        Treatment                     $25,000.00
     Heirs to Murder     Screen Play                   $50,000.00
     Murder Times 2      Novel                        $100,000.00




The assets were valued by the internal investment banking unit of Silver Screen Studios, Inc. and assisted by Thomas
Ware in the evaluation of the assets. The valuation was prepared using accepted market comparison valuation methods. The intellectual property assets were made as a donation to the Company and booked on the Company's financial statements as a contribution to capital. The intellectual property assets are in various stages of development, and Silver Screen Studios, Inc. will undertake to develop each of the above properties into a marketable property asset.