Form 10QSB
period 2004-06-30
SILVER SCREEN STUDIOS INC
filed 2004-08-16
CIK 1262456

16

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                        Form 10-QSB

                        (Mark one)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: June 30, 2004

 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

             Commission file number: 333-108534

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


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 140,795,680 shares issued and outstanding as of June 30, 2004. Transitional Small Business Disclosure Format: Yes __ No X


                            INDEX
               PART I. FINANCIAL INFORMATION
                                                        Page
Item 1. Financial Statements (Unaudited)                  2
Item 2. Management's Discussion and Analysis             11
Item 3. Control and Procedures                           13
              PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                13
Item 2. Changes in Security                              13
Item 3. Default Upon Senior Securities                   13
Item 4. Submission of Matters to a Vote of Security      13
Holders
Item 5. Other Information                                13
Item 6. Exhibits and Reports on Form 8-K                 14

                PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Accountants' review report                                3
Financial statements
   Balance sheets                                         4
   Statements of operations                               5
   Statement of cash flows                                6
Summary of significant accounting policies                7
Notes to the financial statements                         8







 Balance Sheet of Silver Screen Studios, Inc. as of June 30,
                            2004.

                   Assets                           2004
Current assets
   Cash and cash equivalents                 $      3,000
   Accounts receivable                                 -
     Total current assets                          3,000

Property and equipment
   Furniture and equipment                        20,000
Less: accumulated depreciation                         0
     Net property and equipment                   20,000

Other assets
  Heirs to Murder (Novel)                        100,000
  Heirs to Murder (Screen Play)                   50,000
Murder Times 2 (Novel)                           100,000
The Partners (Treatment)                          25,000
     Total other assets                          275,000
     Total assets                            $    298,000

   Liabilities and Stockholders' Deficit
Current liabilities
   Cash overdraft                                     0-
   Accounts and accrued expenses payable               0
   Payroll taxes payable                               0


     Total current liabilities                         0
     Total liabilities                                 0

Stockholders' deficit
Preferred stock (100,000,000 shares $.001             0-
par value authorized, none issued and
outstanding)
Common stock (300,000,000 shares $.001 par
value authorized,
   106,795,680 and 9,254,643 shares issued       106,796
and outstanding respectively)
Additional paid-in capital                       182,205
Accumulated deficit                             (75,409)
     Total stockholders' deficit                 298,000
     Total liabilities and stockholders'     $    298,000
deficit
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.
                     Cash Flow Statement


                                                2003
Revenue
                                            $       0
Total revenue
Cost of revenue                                    0
Gross profit                                       0
   Operating expenses                        200,000
Loss from operations                         (200,000
                                                   )

Other income (expense)                            00
   Forgiveness of debt (Note 6)                    0
   Miscellaneous income                            0
   Interest expense                                0
Total other income (expense)                       0

Net loss                                    $       0

Loss per weighted average shares of common  $   .0022
stock outstanding
Weighted average number of shares of common  140,795,
stock outstanding                                680


        Statement on Changes in Financial Conditions


                                                2003
Cash flows from operating activities:
Net loss                                      $ (20000
                                                  0)
Adjustments to reconcile net loss
to net cash used by operating activities:
   Depreciation                                    0
   Income from forgiveness of debt                 0
   Common stock issued for fees and services   200,00
                                                   0
Changes in operating assets and liabilities
   Decrease (Increase) in accounts receivable      0
   Decrease (Increase) in security deposits        0
   Increase (Decrease) in accounts and             0
accrued expenses payable
   Increase in payroll taxes payable               0
Net cash used by operating activities

Cash flows from investing activities:
   Purchases of office equipment               20,000
                                                  ()
Net cash used by investing activities          20,000

Cash flows from financing activities
   Cash proceeds from sale of common stock         0
   Increase in additional paid-in capital due      0
to retirement of officer's loan
   Officer's loan reclassified to additional       0
paid-in capital
   Common stock issued to repay officer's          0
loan
   Officer's loan repaid with the issuance of      0
common stock
   Proceeds from officer's loan                    0
   Net increase in loan's payable                  -
   Cash overdraft                                  -
Net cash provided by financing activities          0

Increase in cash and cash equivalents          3,000
Cash and cash equivalents, beginning of            0
period
Cash and cash equivalents, end of  period     $ 3,000

Supplementary disclosures of cash flow
information
Cash paid during the year for:
Interest expense                              $     -
Income taxes                                  $     -
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

                 Silver Screen Studios, Inc.
              Notes to the Financial Statements
The Company incurred no Georgia state income tax expense for the three months ended June 30, 2004 and utilized no tax carry-forward losses.
NOTE 1. OPERATING FACILITIES
During the first quarter of 2003 the Group Management Corp. located its offices in the premises of its law firm, Rosenfeld, Goldman & Ware, Inc., ("RGW") located at 101 Marietta St., Suite 1070, Atlanta, GA 30303. RGW has not charged the company any rental expenses since the move, and the Company anticipates locating to its own premises during the fourth quarter 2004. The company is active sourcing the local office market for space of its own. As of the date of this report the terms for use of the space had not been agreed upon by both parties. The company acquired a production facility located at 2905 E, Amwiler Road, Atlanta, GA. The production facility gives the company the ability to produce its as well as third parties productions. The company anticipates locating to its production facility once preliminary construction is completed.
NOTE 2. LITIGATION
Currently the company has not been adequately served with any litigation that it is aware of, and the company is not party to any litigation that it is aware of. However, from time to time in the ordinary course of business the Company could become party to litigation for which it will defend itself. However, there can be no assurances that the company will prevail in the litigation and if the company did not prevail, then the litigation could have an adverse affect on the company's business.

NOTE 3. FORGIVENESS OF DEBT
Forgiveness of debt represents accounts payable from trade vendors that are no longer in business for expenditures incurred in prior periods.

NOTE 4 - GOING CONCERN
These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.
The Company has incurred net losses of $200,000 primarily due to legal fees during the three months ended June 30, 2004.
The Company's existence in the current and prior periods has been dependent upon, advances from related parties and other individuals. The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing.
The Company's management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
NOTE 5. SEGMENT INFORMATION
The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:
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

Item 2. Management's Discussion and Analysis
Forward-Looking Statements; Market Data
Forward-Looking Statements: This report and other statements issued or made from time to time by Silver Screen Studios, Inc. contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
We make forward-looking statements in this management discussion and analysis. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.
This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing, based upon our business model. Following the end of the quarter ended June 30, 2004, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.
                 OPERATIONS OF FILM DIVISION
Currently we have funded our operations by the payment of legal services with our common stock. To date we have not generated any revenue since beginning operation after the merger on August 22, 2003. We have several projects in various stages of development and we anticipate the completion of a project during the third quarter 2004. Our first feature film project Murder by Deception will be a direct to DVD project. We expect the principal photography of Murder by Deception will be completed during the third quarter 2004 with post-production completed also during the third quarter. We have reserved a domain name,
www.murderbydeception.com as the primary location for information on the current status of the movie. As soon as our website developer completes the site we will post behinds the scenes photos and footage of the casting process on the movie. If our assumptions are correct regarding the completion of principal photography and post-production, then the DVD replication process for Murder by Deception can begin during late third or early fourth quarter 2004.
Our second feature length project is under current development. We have decided that either Freshman Year, a completed script or a script in development, Girl Friends:
Sistas Putting it Down will be the second project to enter production. We have decided to produce several lower budgeted straight to DVD projects to gain the experience in production as well as to develop a core group of talent in acting as well as production that we can form a working relationship with.

However, all of the above assumptions are forward looking and events beyond the control of the company may delay the completion of principal photography and the post-production process of any of the projects that enter production. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved. Our principal business operations are in the entertainment content creation industry. Currently we are operating without a full management team. Lamar Sinkfield has acted as our chief Executive officer and sole director since March 18, 2003.

                     PUBLISHING DIVISION
Our wholly owned operating division Millennium Publishing is the literary content acquisition vehicle used by the company
to  source and to develop literary content that is   adapted
or developed into screenplays that the company develops into video or film projects. As of the end of the second quarter, Millennium Publishing has completed two novels, Heirs to Murder and Murder Times 2. The novel Heirs to
Murder   has  also  been  adapted  into  a  feature   length
screenplay. Both novels will be released to the public as e-books and a limited print edition of each novel will also be released. Our current plans regarding Millennium Publishing is the development of a third novel, Unit 1-A, the first draft has been completed and the editing process will commence once we receive the manuscript from the writer. We intend to develop the novel Unit 1-A into a feature length screenplay and if the monetary resources permit which we estimate at $2.5 million, we will then begin production on a feature length film project of the screenplay. We are also developing the third installment of the action adventure series tentatively title: The Root of All Evil: The Final
Battle.   This installment will complete a trilogy beginning
with Heirs to Murder, Unit 1-A and The Root of All Evil: The Final Battle. The company anticipates it will use in its ABS
financing model to fund the production of the series.   Each
of the novels will be released as e-books as well as limited print versions and furthermore, each developed into a feature length scripts for either direct to DVD or a limited theatrical exhibition.

                     PRODUCTION DIVISION
The company conducts its production operations through its wholly owned subsidiary GreenLight Productions, Inc. GreenLight Productions, Inc. acts as the primary production company on all of the company's projects as well as out sourced projects. Greenlight Productions' equipment consists of 3 Apple Computers, G-5, 2.0 Dual processor workstations all equipped with Final Cut Pro HD as well as Shake 3.5, Adobe After Effects 6.5, Adobe Photoshop, Adobe Illustrator, Logic Pro 6.5, DVD Pro 3.0 as well as numerous other specialized production software. The G-5 HD workstation is also equipped with the AJA Kona HD card as well as the breakout module. Greenlight Productions also has the use of 2 Panasonic DVX-100A 24p production cameras both equipped with the anamorphic lens adapter for widescreen HD production. Greenlight recently acquired the use of the Lowell Super Ambi light kit to assists it in its production capabilities. Moreover, Greenlight has recently acquired a 10'x24' green screen as well as a 15'x24' blue screen to be used in its chroma keying production capacity. In addition to the above the company has acquired for evaluation a Samsung 23" HD LCD monitor that, if acquired, will be used in a color grading suite consisting of an Apple G-5, 2.0 dual processor, using the Synthetic Aperture Color Grading Software, Keylight. We believe acquisition of the Keylight software will give the company a strategic cost advantage over it competitors because the company will be able to color grade its productions in-house and save the estimated $350 per hour post production houses charge for the equivalent service.


                    FINANCING OPERATIONS
The company conducts its financing operations through its wholly owned subsidiary Media Finance Corporation, ("MFC"). MFC is organized to use asset backed securities, ("ABS") as well as traditional means of financing to raise operating capital to fund the company's operations. MFC developed an off balance sheet asset backed securities, (ABS) financing model to assists in raising capital to fund the company's operations. The ABS financing model uses the intellectual property developed or acquired by the company, and projects a cash flow analysis of the revenue streams of the intellectual property and through special propose entities issues debt or equity backed by the cash flows of the intellectual property. The company is considering plans to will allow MFC to file its own registration statement and trade in the market under its own ticker.

                       MUSIC DIVISION
The company conducts its music operation through its wholly owned subsidiary Kadalak Entertainment Group, Inc., ("Kadalak"). Kadalak produces all of the musical content contained in the film and video projects of the company as well as created the musical sound contained on the company's website. The company is currently reorganizing Kadalak to position it as a self contained music production, publishing and talent management entity. The company is designing a new website for Kadalak and the new site will be unveiled as soon as the website developer completes the site.

Our business operations are very cash intensive, and currently we do not have the capital resources to fund our production operations. However, our legal counsel is currently in the process of registering an offering to raise funds to fund our production slate of projects. However, we can offer no assurances that we will raise any funds from the sale of our financial instruments. Our first feature film Murder by Deception was officially greenlighted during the quarter and we expect that production will conclude in the third quarter 2004. We have acquired a production facility located at 2905 E Amwiler RD., Atlanta, GA. The production facility gives the company the ability to produce its as well as third parties productions. The company needs additional funds estimated at $250,000 to complete the build out of its production facility.
             X-treme Sports Development Division
The company is currently in a joint venture with the International X-treme Sports Federation, Inc. to develop several new and exciting X-treme sports concepts. The joint venture was recently formed and to date the development is in its primary conceptual development phase. The company expects to negotiate a broadcasting rights agreement with the Federation for the promotion and marketing of the image and the intellectual properties of the federation.

Results of Operations - For the Nine-Month Period Ended June
30, 2004 and 2003
Revenues. We generated no revenue during the quarter ended
June 30, 2004.
Cost of revenues. We generated no revenues during the quarter ended June 30, 2004. However, we incurred legal fees and expenses associated with the merger of August 22, 2003 and general legal fees and expenses associated with our operations.
Gross Margin. Because we generated no revenue during the quarter ended June 30, 2004, we have a negative gross margin due to the incurring of operating expenses.
Operating Expenses. Our operating expenses consist primarily of expenses for executive and administrative personnel, professional and consulting services expenses. We had operating expenses for the nine-month period ended June 30, 2004 of $200,000 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs reductions associated with our merger and general operating expenses.
Net Loss. Our net loss for the three-month period ended June 30, 2004 was $200,000 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees. Liquidity and Capital Resources.
At June 30, 2004, we had total current tangible assets of $298,000 compared to total current assets of $0 at September 30, 2003. We have several intellectual properties under development and we have not assigned a value to the properties.
We had fixed assets of $0 at June 30, 2004, compared to fixed assets of $0 at September 30, 2002. Our total tangible assets were $289,000 at June 30, 2004 compared to total assets of $0 at September 30, 2003.
Our total current liabilities are $0 at June 30, 2004 compared to total current liabilities of $0 as of September 30, 2003. We had no long-term liabilities as of June 30, 2004 and 2003.
We had a cash flow from operations of $ negative 200,00 during the nine-month period ended June 30, 2004 compared to a negative cash flow from operations of $0 during the nine-month period ended September 30, 2003. This negative cash flow from operations during the nine-month period ended June 30, 2004 is principally the result of non-cash compensation. We had $0 in cash used in investing activities during the nine-month period ended June 30, 2004 compared to cash used of 0 during the same period in the prior year.
We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. There can be no assurance that additional funds will become available at terms and conditions satisfactory to the Company, if at all. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations, and is dependent upon management and/or shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Our limited capital resources and negative cash flow from operations may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. To the extent that additional debt financing proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.
Item 3.    Controls and Procedures
a. Within the 90 days prior to the date of this report, our president, executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president, chief executive officer, we concluded that our disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

                         SIGNATURES
In accordance with Section 12 or 15(d) of the Exchange Act,
the Registrant has caused this report to be signed on its
behalf by the undersigned, thereunto duly authorized.
Silver Screen Studios, Inc.
By: /s/ Lamar Sinkfield, acting CEO
Dated: June 30, 2004
Atlanta, GA
                        Exhibit 31.1

 Certification of Lamar Sinkfield, President, CEO of Silver
   Screen Studios, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of
                           2002.)
I, Lamar Sinkfield, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Silver Screen Studios, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 30, 2004
By:/s/ Lamar Sinkfield
Lamar Sinkfield, President, acting CEO and a acting Director
                        Exhibit 31.2

 Statement Pursuant to Section 906 of Sarbanes-Oxley Act of
                            2002
The undersigned, Lamar Sinkfield, President and CEO of Silver Screen Studios, Inc., a Georgia corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934:
Quarterly  Report of Form 10-QSB for the period  ended  June
30, 2004.
The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Silver Screen Studios, Inc. and results of its operations.
By:/s/ Lamar Sinkfield
Lamar Sinkfield, President,  acting CEO and a acting
Director
 June 30, 2004