Form 10QSB
period 2004-09-30
SILVER SCREEN STUDIOS INC
filed 2004-11-15
CIK 1262456

1

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                        Form 10-QSB

                        (Mark one)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 170,795,680 shares issued and outstanding as of September 30, 2004. Transitional Small Business Disclosure Format: Yes __ No X

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







Balance Sheet of Silver Screen Studios, Inc. as of September
                          30, 2004.

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

                     Cash Flow Statement


                                                2004
Revenue
                                            $       0
Total revenue
Cost of revenue                                    0
Gross profit                                       0
   Operating expenses                        100,000
Loss from operations                         (100,000
                                                   )

Other income (expense)                            00
   Forgiveness of debt (Note 6)                    0
   Miscellaneous income                            0
   Interest expense                                0
Total other income (expense)                       0

Net loss                                    $       0

Loss per weighted average shares of common  $   .0022
stock outstanding
Weighted average number of shares of common  170,795,
stock outstanding                                680


        Statement on Changes in Financial Conditions


                                                2004
Cash flows from operating activities:
Net loss                                      $ (100,0
                                                 00)
Adjustments to reconcile net loss
to net cash used by operating activities:
   Depreciation                                    0
   Income from forgiveness of debt                 0
   Common stock issued for fees and services   100,00
                                                   0
Changes in operating assets and liabilities
   Decrease (Increase) in accounts receivable      0
   Decrease (Increase) in security deposits        0
   Increase (Decrease) in accounts and             0
accrued expenses payable
   Increase in payroll taxes payable               0
Net cash used by operating activities

Cash flows from investing activities:
   Purchases of office equipment               20,000
                                                  ()
Net cash used by investing activities          20,000

Cash flows from financing activities
   Cash proceeds from sale of common stock         0
   Increase in additional paid-in capital due      0
to retirement of officer's loan
   Officer's loan reclassified to additional       0
paid-in capital
   Common stock issued to repay officer's          0
loan
   Officer's loan repaid with the issuance of      0
common stock
   Proceeds from officer's loan                    0
   Net increase in loan's payable                  -
   Cash overdraft                                  -
Net cash provided by financing activities          0

Increase in cash and cash equivalents          3,000
Cash and cash equivalents, beginning of            0
period
Cash and cash equivalents, end of  period     $ 3,000

Supplementary disclosures of cash flow
information
Cash paid during the year for:
Interest expense                              $     -
Income taxes                                  $     -
                 Silver Screen Studios, Inc.
         Summary of Significant Accounting Policies
Organization
Silver Screen Studios, Inc. ("the Company") was organized to engage in the business of, development, production, financing and distribution of entertainment related products. The Company was incorporated in the State of Georgia in May of 2003. The company is the result of a reverse holding company merger formed by Group Management
Corp. and SSSG Acquisition Corp. on August 23, 2003. Silver Screen Studios, Inc. trades on the Over the Counter Bulletin Board under the symbol SSSU. Silver Screen Studios, Inc. began operations on August 23, 2003 in
Atlanta, GA. Group Management Corp. was undergoing a restructuring of its operations and management concluded due to the business conditions of Group Management Corp. a merger was in the best interest of the shareholders of Group Management Corp.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.
Accounting basis and revenue recognition
The Company uses the cash basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is billed to the company.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.
Fixed assets are stated at cost. Depreciation is computed using accelerated methods over the following estimated useful lives:
Description            Estimated useful life
Furniture and fixtures 7 years
Equipment              5 years
Capitalized software costs
Capitalized software costs are recorded at cost. Amortization will be computed using the straight line method over 5 years once the total costs have been incurred, and the asset has been placed in service.
Income taxes
The Company accounts for income taxes using the asset and liability method as required by Statement of Financial
Accounting Standards No. 109, under which deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                 Silver Screen Studios, Inc.
              Notes to the Financial Statements
The Company incurred no Georgia state income tax expense for the three months ended September 30, 2004 and utilized no tax carry-forward losses.
NOTE 1. OPERATING FACILITIES
During the first quarter of 2003 the Group Management Corp. located its offices in the premises of its law firm, Rosenfeld, Goldman & Ware, Inc., ("RGW") located at 101 Marietta St., Suite 1070, Atlanta, GA 30303. RGW has not charged the company any rental expenses since the move, and the Company anticipates locating to its own premises during the fourth quarter 2004. The company is active sourcing the local office market for space of its own. As of the date of this report the terms for use of the space had not been agreed upon by both parties. The company acquired a production facility located at 2905 E, Amwiler Road, Atlanta, GA. The production facility gives the company the ability to produce its as well as third parties productions. The company anticipates locating to its production facility once preliminary construction is completed.
NOTE 2. LITIGATION
Currently the company has not been adequately served with any litigation that it is aware of, and the company is not party to any litigation that it is aware of. However, from time to time in the ordinary course of business the Company could become party to litigation for which it will defend itself. However, there can be no assurances that the company will prevail in the litigation and if the company did not prevail, then the litigation could have an adverse affect on the company's business.

NOTE 3. FORGIVENESS OF DEBT
Forgiveness of debt represents accounts payable from trade vendors that are no longer in business for expenditures incurred in prior periods.

NOTE 4 - GOING CONCERN
These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.
The Company has incurred net losses of $100,000 primarily due to legal fees during the three months ended September 30, 2004.
The Company's existence in the current and prior periods has been dependent upon, advances from related parties and other individuals. The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing.
The Company's management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
NOTE 5. SEGMENT INFORMATION
The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:
                              2004
Revenue
Development                      0
Production                       0
Finance                          0
Distribution                     0
Millennium Publishing            0
Total revenue                    0

The Company conducts its operation primarily through its subsidiaries, GreenLight Productions, Inc., Media Finance Corporation, Silver Screen Distribution Corporation, Kadalak Entertainment Group, Inc., and an unincorporated entity Millennium Publishing.


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

Item 2. Management's Discussion and Analysis
Forward-Looking Statements; Market Data
Forward-Looking Statements: This report and other statements issued or made from time to time by Silver Screen Studios, Inc. contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
We make forward-looking statements in this management discussion and analysis. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.
This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing, based upon our business model. Following the end of the quarter ended September 30, 2004, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.
                 OPERATIONS OF FILM DIVISION
Currently we have funded our operations by the payment of legal services with our common stock. We have maintained an office location at 101 Marietta St., Suite 1070, Atlanta, GA 30303 free of any costs and expenses. As of the date of this report we have not generated any revenue since beginning operations after the merger on August 22, 2003. We anticipate with the release of Murder by Deception, and the acquisition of third party products for distribution, we will begin to build a revenue base of cash-flows from the distribution pipeline consisting of fees and royalties. Projects Being Developed
We have several projects in various stages of development and we have substantially completed our initial project, Murder by Deception. Murder by Deception is currently being edited and scored and several small scenes are being completed. Murder by Deception will be a direct to DVD project distributed by Silver Screen Distribution Corporation. Silver Screen Distribution Corporation recently applied for and received its Uniform Production Code for the distribution of up to 10 entertainment related product categories and will distribute Murder by Deception and other third party products we acquire.
To give our products an advantage in the market place against other independent films, we intend to add to each DVD produced, a behind-the-scenes addition where we reveal the making of a portion of the movie, cast and crew interviews, and numerous photos of various scenes. We also intend to include, if costs effective, a soundtrack of the music contained in the film.

We have substantially completed the principal photography of Murder by Deception and have begun the post-production editing process. We previously reserved a domain name, www.murderbydeception.com as the primary location for information on the current status of the movie and we have generally updated the site on a weekly basis with behind the scenes footage and photos of our cast and crew members. We have posted several behinds the scenes photos and footage of a scene that may or may not actually appear in the actual movie as a way to convey some of the content of the movie. The editorial decision to include any footage in any of our projects is made on a case by case basis. If our assumptions are correct regarding the completion of principal photography and post-production, then the DVD replication process for Murder by Deception can begin during late fourth quarter 2004.
We have begun the post-production process of editing Murder by Deception using the Apple G-5 dual processor workstation, www.apple.com/finalcutpro and Final Cut ProHD. The editorial process is done completely in-house in our post production suite to save on the costs of renting equipment and the scoring of the soundtrack of the movie is also done completely in-house using Apple's Logic Pro 7 and Digidesign Protools.
Our strategic of in-house production capabilities revolved around the costs of acquisition of the hardware versus the renting of the hardware necessary to produce a completed project. We estimate that we have saved to date more than $500,000 in production fees and expenses by acquiring the means of production rather than renting the means of production on a project by project basis. By have a continued access to the editing as well as production equipment we are able to experiment with concepts that would be cost prohibitive without the continued access.

Dirty Copz Series:
Our  second  feature  length project  is  under  current  in development  and  is  tentatively titled:  Dirty  Copz:  The
Execution.   We are in negotiations with the owners  of  the
concept and we expect to conclude the acquisition of the Dirty Copz series during the fourth quarter 2004. The acquisition of the Dirty Copz series will give our production team the literary content to develop in our opinion, one of the most exciting indie project to come along during the year. The Dirty Copz series gives us a tried and tested concept that Hollywood has used to make billions with. The Dirty Copz series will be a straight to DVD feature length projects shot on the Sony HDR FX-1 high definition camera. Base on our research, Dirty Copz: The Execution will be the first feature film ever shot on the HDR FX-1. This distinction of being the first feature film to be shot with the FX-1, will in our opinion give the company the increased visibility necessary to achieve its long range business objectives.
To achieve synergies and reduce our costs of production, we intent, where appropriate, to continue to use the same cast we have used during the production of Murder by Deception. The synergetic efficiencies of being a vertically integrated media company were also achieved by using local cast and local production personnel during the production of Murder by Deception.
The Dirty Copz series is a unique project in that each episode that we decide to produce, we have the option of dissection the feature film into several TV episodes. The accumulation of 13 TV episodes gives our distribution company the option to syndicate the programming and increase the overall revenue potential of the organization.
Our production strategic is to produce several lower budgeted straight to DVD projects to gain the experience in production as well as to develop a core group of talent in acting as well as production that we can form a working relationship with. Another of our projects we have in development is Root of all Evil, that is being developed as a novel, from which a screenplay will be adapted. The Root of all Evil is part of a trilogy, the first novel in the series is: (i) Heirs to Murder, (ii) Unit 1-A, and (iii) The Root of All Evil. We refer to the trilogy as our "Theatrical Project".
It is our plan to develop, finance, produce and distribute the Theatrical Project as one project. It is our plan to raise the financing to produce all three movies at once. We estimate the financing to film all three movies at once to be in the range of $15.0 million, and the production cycle from beginning to end to be approximately 18 months.
However, the estimate of the productions cycles and production costs can change due to events beyond the control of the company.

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

                     PUBLISHING DIVISION
Our wholly owned operating division Millennium Publishing is the literary content acquisition vehicle used by the company to source and to develop literary content that is adapted or developed into screenplays that the company develops into video or film projects. As of the end of the third quarter, Millennium Publishing has completed two novels, Heirs to Murder and Murder Times 2, and has developed a third, The Root of all Evil, that will be completed in early 2005. The novel Heirs to Murder has also been adapted into a feature length screenplay. Both novels will be released to the public as e-books and a limited print edition of each novel will also be released. Our current plans regarding Millennium Publishing is the development of a third novel, Unit 1-A, the first draft has been completed and the editing process will commence once we receive the manuscript from the writer. We intend to develop the novel Unit 1-A into a feature length screenplay and if the monetary resources permit which we estimate at $2.5 million, we will then begin production on a feature length film project of the screenplay. We are also developing the third installment of the action adventure series tentatively title: The Root of All Evil: The Final Battle. This installment will complete a trilogy beginning with Heirs to Murder, Unit 1-A and The Root of All Evil: The Final Battle. The company anticipates it will use in its ABS financing model to fund the production of the series. Each of the novels will be released as e-books as well as limited print versions and furthermore, each developed into a feature length scripts for either direct to DVD or a limited theatrical exhibition.


                     PRODUCTION DIVISION
The company conducts its production operations through its wholly owned subsidiary GreenLight Productions, Inc. GreenLight Productions, Inc. acts as the primary production company on all of the company's projects as well as out sourced projects. Greenlight Productions' equipment consists of 3 Apple Computers, G-5, 2.0 Dual processor workstations all equipped with Final Cut Pro HD as well as Shake 3.5, Adobe After Effects 6.5, Adobe Photoshop, Adobe Illustrator, Logic Pro 6.5, DVD Pro 3.0 as well as numerous other specialized production software. The G-5 HD workstation is also equipped with the AJA Kona HD card as well as the breakout module. Greenlight Productions also has the use of 2 Panasonic DVX-100A 24p production cameras both equipped with the anamorphic lens adapter for widescreen HD production. Greenlight recently acquired the use of the Lowell Super Ambi light kit to assists it in its production capabilities.
High Definition Production
We have recently acquired the use of two (2) Sony HDR FX-1 HDV production cameras. The FX-1 is the latest in high definition production equipment and we feel it will dramatically increase our potential revenue as HD programming is currently being sold at a premium in the market place.
To take full advantage of the HD programming demand, we intend to develop and produce several pilots for acquisition in the lucrative cable TV market.
Moreover, Greenlight has recently acquired a 10'x24' green screen as well as a 15'x24' blue screen to be used in its chroma keying production capacity. In addition to the above the company has acquired for evaluation a Samsung 23" HD LCD monitor that, if acquired, will be used in a color grading suite consisting of an Apple G-5, 2.0 dual processor, using the Synthetic Aperture Color Grading Software, Keylight. We believe acquisition of the Keylight software will give the company a strategic cost advantage over it competitors because the company will be able to color grade its productions in-house and save the estimated $350 per hour post production houses charge for the equivalent service.


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

                       MUSIC DIVISION
The company conducts its music operation through its wholly owned subsidiary Kadalak Entertainment Group, Inc., ("Kadalak"). Kadalak produces all of the musical content contained in the film and video projects of the company as well as created the musical sound contained on the company's website. The company is currently reorganizing Kadalak to position it as a self-contained music production, publishing and talent management entity. The company is designing a new website for Kadalak and the new site will be unveiled as soon as the website developer completes the site.

Our business operations are very cash intensive, and currently we do not have the capital resources to fund our production operations. However, our legal counsel is currently in the process of registering an offering to raise funds to fund our production slate of projects. However, we can offer no assurances that we will raise any funds from the sale of our financial instruments. Our first feature film Murder by Deception was officially greenlighted during the quarter and we have substantially completed production of the project. We have acquired a production facility located at 2905 E Amwiler RD., Atlanta, GA. The production facility gives the company the ability to produce its as well as third parties productions. The company needs additional funds estimated at $250,000 to complete the build out of its production facility.
             X-treme Sports Development Division
The company is currently in a joint venture with the International X-treme Sports Federation, Inc. to develop several new and exciting X-treme sports concepts. The joint venture was recently formed and to date the development is in its primary conceptual development phase. The company expects to negotiate a broadcasting rights agreement with the Federation for the promotion and marketing of the image and the intellectual properties of the federation. The company along with the X-treme Sports Federation will acquire the equipment necessary to form an X-treme sports competition featuring X-treme boxing in early 2005.

Results of Operations - For the Nine-Month Period Ended September 30, 2004 and 2003
Revenues. We generated no revenue during the quarter ended
September 30, 2004.
Cost of revenues. We generated no revenues during the quarter ended September 30, 2004. However, we incurred legal fees and expenses associated with the merger of August 22, 2003 and general legal fees and expenses associated with our operations.
Gross Margin. Because we generated no revenue during the quarter ended September 30, 2004, we have a negative gross margin due to the incurring of operating expenses.
Operating Expenses. Our operating expenses consist primarily of expenses for executive and administrative personnel, professional and consulting services expenses. We had operating expenses for the nine-month period ended September 30, 2004 of $100,000 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs reductions associated with our merger and general operating expenses.
Net Loss. Our net loss for the three-month period ended September 30, 2004 was $100,000 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees.
Liquidity and Capital Resources.
At September 30, 2004, we had total current tangible assets of $298,000 compared to total current assets of $0 at September 30, 2003. We have several intellectual properties under development and we have not assigned a value to the properties. Our internal investment banking department is currently in the process of valuing our intellectual property and assigning a value to our assets. Moreover, we are in the process of valuing the various rights to the Dirty Copz series, and based upon market comparables we expect the acquisition of the Dirty Copz series to substantially increase our asset base.
We had fixed assets of $0 at September 30, 2004, compared to fixed assets of $0 at September 30, 2002. Our total tangible assets were $289,000 at September 30, 2004 compared to total assets of $0 at September 30, 2003. We are in the process of valuing the potential acquisition of the Dirty Copz series. Our internal investment banking department believes that the acquisition of the Dirty Copz series will increase our assets substantially paving the way for increased revenue potential.
Our total current liabilities are $0 at September 30, 2004 compared to total current liabilities of $0 as of September 30, 2003. We had no long-term liabilities as of September 30, 2004 and 2003.
We had a cash flow from operations of negative $100,000 during the nine-month period ended September 30, 2004 compared to a negative cash flow from operations of $0 during the nine-month period ended September 30, 2003. This negative cash flow from operations during the nine-month period ended September 30, 2004 is principally the result of non-cash compensation. We had $0 in cash used in investing activities during the nine-month period ended September 30, 2004 compared to cash used of $0 during the same period in the prior year.
We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. There can be no assurance that additional funds will become available at terms and conditions satisfactory to the Company, if at all. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations, and is dependent upon management and/or shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Our limited capital resources and negative cash flow from operations may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. To the extent that additional debt financing proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.
Item 3.    Controls and Procedures
a. Within the 90 days prior to the date of this report, our president, executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president, chief executive officer, we concluded that our disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

                         SIGNATURES
In accordance with Section 12 or 15(d) of the Exchange Act,
the Registrant has caused this report to be signed on its
behalf by the undersigned, thereunto duly authorized.
Silver Screen Studios, Inc.
By: /s/ Lamar Sinkfield, acting CEO
Dated: September 30, 2004
Atlanta, GA
                        Exhibit 31.1

 Certification of Lamar Sinkfield, President, CEO of Silver
   Screen Studios, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of
                           2002.)
I, Lamar Sinkfield, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Silver Screen Studios, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: September 30, 2004
By:/s/ Lamar Sinkfield
Lamar Sinkfield, President, acting CEO and a acting Director
                        Exhibit 31.2

 Statement Pursuant to Section 906 of Sarbanes-Oxley Act of
                            2002
The undersigned, Lamar Sinkfield, President and CEO of Silver Screen Studios, Inc., a Georgia corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934:
Quarterly  Report  of  Form  10-QSB  for  the  period  ended
September 30, 2004.
The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Silver Screen Studios, Inc. and results of its operations.
By:/s/ Lamar Sinkfield
Lamar Sinkfield, President,  acting CEO and a acting
Director
 September 30, 2004