Form 10KSB/A
period 2003-12-31
SILVER SCREEN STUDIOS INC
filed 2004-12-30
CIK 1262456

U.S. SECURITIES AND EXCHANGE
                           COMMISSION Washington, D.C.
                                      20549
                              --------------------

                                  FORM 10-KSB/A
                                  Annual report
                           THE SECURITIES ACT OF 1933
                              --------------------




     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

     For  the transition period from __________ to ----------


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

          (Address of Principal Executive Offices, Including Zip Code)
                              --------------------


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

     As of December 31, 2003, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $5,844,169. As of December 31, 2003, 116,883,385 shares of common stock of the issuer were outstanding.

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


Distribution
------------

     We formed our on internal distribution arm via Silver Screen Distributions, Inc. to take advantage of the synergies of the vertical integration of our business model. Silver Screen Distribution will distribute the production of our internal products as well as the products of third parties. The Murder by Deception project will be given a minimal theatrical release in approximately two to three theaters in several major markets in the United States to create awareness about a particular film. The end product at retail will be a DVD/CD package that will have a retail price of approximately $19.99 to $34.99 with an approximate $16 to $20 wholesale price. Our sales goal is 100,000 to 500,000 units worldwide for each project. We intend to distribute to the rental market using direct distribution and revenue share output arrangements with Blockbuster and other leading rental retailers. In addition, when the opportunity arises we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co. Inc., and others who buy large volumes of videos and DVDs to sell directly to the consumer.

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

     Our net loss for the period from inception (August 25, 2003) to December 31, 2003 totaled $410,031. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2004. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely effected.

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


ITEM 5            MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

Period                                               High bid                          Low Bid
------------------------------------------ ------------------------------ -----------------------------------
August 25 thru Sept. 30, 2003                         $0.022                            $0.010

October 1 thru December 31, 2003                      $0.085                            $0.009


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


Period                                     High Bid               Low bid
------                                     --------               -------

August 25, 2003 thru Sept. 30, 2003        $0.022                 $0.010

October 1, 2003 thu December 31, 2003      $0.085                 $0.009




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

         On September 2003, our trading symbol on the Over-The-Counter Bulletin Board was changed from "GPMT" to "SSSU".

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 1, 2004, our Board of Directors approved the engagement of Norman Ross, PC as the principal accountants to audit our financial statements. Prior to such appointment, we had not consulted the newly engaged independent auditor regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event. On December 3, 2004 we engaged the auditing firm of KBL, LLP of 48 Wall St, NY, NY to complete a re-audit of our 2003 financial statements. Prior to the engagement the company had never done any business with the firm or any of its principals.

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



                Name                                 Age                  Position with Company
------------------------------------- ----------------------------------- -----------------------------------
Lamar Sinkfield                                       45                  Acting Chief Executive Officer
-------------------------------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth, as of December 31, 2003, certain information with respect to beneficial ownership of our common stock as of December 31, 2003 by:

each person known to us to be the beneficial owner of more than 5% of our common stock; of each of our directors; of each of our executive officers; and all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of December 31, 2003, 116,883,385 shares of our common stock were issued and outstanding.



Name                                   Amount and Nature of Beneficial           Percentage of Class
                                       ownership
------------------------------------- ----------------------------------- -----------------------------------
Lamar Sinkfield-Director, CEO                        None                                None
------------------------------------- ----------------------------------- -----------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


There were no related party transactions occurring during fiscal year 2003. There were no related party transactions occurring during fiscal year 2003.

The related party transaction rule governs the following type of persons:

1.   Any director or executive officer of the small business issuer;

2.   Any nominee for election as a director;

3.   Any security holder named in response to Item 403; and

4. Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in paragraphs (a)(1) , (2) or
     (3) of this Item.

The company did not conduct any business with its sole officer and director Lamar Sinkfield nor any of his relatives. Nor did the company conduct any business with any nominee for election as a director nor the family of any nominee for election as director.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following Exhibits are filed as part of this report.


The following documents previously filed with the Securities and Exchange Commission are incorporated by reference.


Form                             Date Filed
----                             ----------

8k-12(G)(3)                      August 25, 2003

S-8                              September 5, 2003

S-8                              October 14, 2003

10QSB                            November 21, 2003


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         Audit Fees
         ----------

During Fiscal 2003, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $3,500.00 The company had retained the auditing firm of Norman Ross, PC for the auditing of its 2003 financial statements. The company compensated Norman Ross, PC in the amount of $3,500.00 for the 2003 audit.

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

By: /s/ Lamar Sinkfield,
------------------------
Lamar Sinkfield
acting CEO

Dated: December 30, 2004
Atlanta, GA

                             KAHN BOYD LEVYCHIN, LLP
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS



                                Auditors' report

--------------------------------------------------------------------------------

To the Board of Directors
Silver Screen Studios, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheet of Silver Screen Studios, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from inception (August 23, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Screen Studios, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the period from inception (August 23, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities or other forms of financing to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kahn Boyd Levychin

Kahn Boyd Levychin, LLP
Certified Public Accountants

December 29, 2004


--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100


                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                     Assets
Current assets
   Cash                                                                                 $       2,976

     Total current assets                                                                       2,976
                                                                                                -----


Fixed assets
   Furniture and equipment not yet placed in service                                           20,322


     Total assets                                                                       $      23,298
                                                                                        =============



                      Liabilities and Stockholders' Deficit

Stockholders' deficit
   Preferred stock (100,000,000 shares $.001 par value authorized, none
      issued and outstanding)                                                           $           -
   Common stock (300,000,000 shares $.001 par value authorized,
      116,883,385 shares issued and outstanding)                                              116,883
   Additional paid-in capital                                                                 316,446
   Accumulated deficit                                                                       (410,031)


     Total stockholders' deficit                                                               23,298
                                                                                               ------


     Total liabilities and stockholders' deficit                                        $      23,298
                                                                                        =============

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.


                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2003


Revenue                                                                               $                 -


Selling, general and administrative expenses
   Consulting fees, marketing                                                                 177,807
   Legal fees                                                                                 232,200


Total professional fees                                                                       410,007
Bank charges                                                                                       24


Total selling, general and administrative expenses                                            410,031
                                                                                              -------
Net loss                                                                              $      (410,031)
                                                                                      ===============



Loss per weighted average shares of common stock outstanding           $                      (.00)

Weighted average number of shares of common stock
     Outstanding                                                                           96,237,593




See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.


                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2003


                                                     Additional                              Total
                                       Common         paid-in           Accumulated      stockholders'
                                        stock         capital             deficit            deficit
                                        -----         -------             -------            -------


Balance, beginning of period          $         -  $             -   $             -    $              -
Common stock converted pursuant
  to merger transaction with Group
    Management Corporation                 75,882          (75,882)                                    -
Common stock issued for
  related party professional fees          41,001          369,006                               410,007
Related party assets contributed
  coincident to merger transaction:
     Furniture and equipment                                20,322                                20,322
     Cash                                                    3,000                                 3,000
Net loss                                                                    (410,031)           (410,031)
                                       --------           --------          --------            --------
Balance, December 31, 2003           $    116,883  $       316,446   $      (410,031)   $         23,298
                                     ============  ===============   ===============    ================


See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.



                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2003


Common stock shares issued and outstanding

Balance, beginning of period                                                                        -
Common stock shares issued to related parties for professional fees                        41,000,700
Common stock shares converted as part of merger with Group Management
  Corporation                                                                              75,882,685
                                                                                           ----------
Balance, December 31, 2003                                                                116,883,385
                  === ====                                                                ===========



See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.




                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2003

Cash flows from operating activities
   Net loss                                                                            $      (410,031)
Adjustments to reconcile net loss to net cash used by operating activities
   Cost of common stock issued to related parties for professional fees                        410,007
                                                                                               -------

Net cash used by operating activities                                                             (24)
                                                                                                  ---
Cash flows from financing activities
     Cash contributed to Company coincident to merger transaction                               3,000
                                                                                                -----
Net cash provided by financing activities                                                       3,000
                                                                                                -----
Increase in cash                                                                                2,976
Cash, beginning of year                                                                             -
                                                                                                 -----
Cash, end of year                                                                     $         2,976
                                                                                      ===============



Supplementary disclosures of cash flow information Cash paid during the year for:
       Interest expense                                                               $             -
       Income taxes                                                                                 -







See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Organization and merger transaction

Silver Screen Studios, Inc. ("the Company") was organized to engage in the business of the development, production, financing and distribution of entertainment related products. The Company was incorporated in the State of Georgia in May of 2003. The Company is the result of a reverse holding company merger formed by Group Management Corporation and SSSG Acquisition Corporation on August 23, 2003.

On August 23, 2003, pursuant to an agreement and plan of merger, the Company converted on a one for one basis 75,882,665 of its $.001 par value common stock in exchange for all of the issued and outstanding $.002 par value common stock of Group Management Corporation in the same share amount. The plan called for Group Management Corporation to merge into SSSG Acquisition Corp., a merger related subsidiary of the Company, with the Company remaining as the successor reporting entity pursuant to Section 12(g)(3).

Since neither entity had any assets nor liabilities of substance prior to the merger, for accounting purposes the acquisition has been treated as a recapitalization of the shares of the Company with the Company as the acquirer (reverse acquisition). The historical statements prior to August 23, 2003 are those of the Company.

The Company trades on the Over the Counter Bulletin Board under the symbol SSSU.

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003 and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of December 31, 2003, nor had it had significant revenue from its inception to that date. Consequently, the Company remains in the development stage and its financial statements have been presented consistent with that status.

Accounting basis and revenue recognition

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is incurred.




See auditors' report and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Fixed assets

Fixed assets are stated at cost. Depreciation will be computed using accelerated methods, once the assets are placed in service, over the following estimated useful lives:

                                                                    Estimated
Description                                                        useful life
-----------                                                        -----------


Furniture and fixtures                                              7 years
Equipment                                                           5 years

Income taxes

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109, under which deferred income tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes also are recognized for operating losses that are available to offset future taxable income.

Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.










See auditors' report and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

Net operating loss to be carried forward                                              $       102,508
Less: valuation allowance                                                                     102,508
                                                                                      ----------------

Net deferred tax asset                                                                $             -
                                                                                      ================

The Company incurred no Georgia state income tax expense for the year ended
December 31, 2003.

The Company has net operating loss carryovers of $410,031 to offset future income tax. The net operating losses expire as follows:

December 31,      2013                                                                $       410,031

NOTE 2 - OPERATING FACILITIES

The Company maintains its offices in the premises of its law firm, Rosenfeld, Goldman, & Ware, Inc. The terms for use of the space have not as yet been agreed upon by both parties. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to December 31, 2003, and continues to do so.

NOTE 3 - LITIGATION

The Company is currently not a party to any litigation that it is aware of. Group Management Corporation, a predecessor entity to the merger transaction, was relieved of certain debt obligations. These debt obligations were a result of a legal dispute between Group Management Corporation's debt holders and related to the rights to conversion of the debt to the common stock of Group Management Corporation, prior to the merger transaction. Group Management Corporation's debt obligation of $1.1 million reflected on its books prior to the merger transaction and the related rights were included as part of the estate, and the estate of SSSG Acquisition Corporation was closed pursuant to a judicial order, without distributions to the holders, granted in United States Bankruptcy Court in the Northern District of Georgia on November 4, 2004.


See auditors' report and the summary of significant accounting policies.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company maintains its offices in the premises of its law firm, Rosenfeld, Goldman, & Ware, Inc. During the period from inception (August 23, 2003) to December 31, 2003 both the law firm and one of its partners, Thomas Ware, received a total of 23,220,000 shares of common stock which were valued at $232,200, based on the publicly traded share price of the Company's stock on the date the shares were issued, in exchange for legal services. Thomas Ware serves as outside legal counsel to the Company and was a former member of the Board of Directors of Group Management Corporation.

Coincident to and in the immediate period since the merger transaction on August 23, 2003, Thomas Ware contributed furniture and equipment, principally consisting of computer, sound and imaging equipment and software, valued at his acquisition cost of $20,322 for no consideration. He also contributed $3,000 in cash to the Company. Both the contributed cash and the furniture and equipment have been reflected by the Company via corresponding to credits to additional paid-in capital aggregating $23,322.

In addition, the Company incurred marketing oriented consulting fees to various current shareholders in the merged entity in exchange for 17,780,700 shares of common stock which were valued at $177,807, based on the publicly traded share price on the date the shares were issued.

NOTE 5 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company incurred a net loss of $410,031 for the period from inception (August 23, 2003) to December 31, 2003. The Company's existence in the current period has been dependent on advances and contributions from related parties and other individuals, and the issuance of equity securities in exchange for professional fees. The ability of the Company to continue as a going concern is dependent on generating revenue from its planned businesses and obtaining additional capital and financing.

The Company's management is hopeful that its ongoing efforts to generate revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.


See auditors' report and the summary of significant accounting policies.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



NOTE 5 - GOING CONCERN (CONTINUED)

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



















See auditors' report and the summary of significant accounting policies.