Form 10KSB
period 2004-12-31
SILVER SCREEN STUDIOS INC
filed 2005-03-14
CIK 1262456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB
                                  Annual report
                           THE SECURITIES ACT OF 1933

                              --------------------


          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

          [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to__________


                           Silver Screen Studios, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                 GEORGIA                           20-0097368
       (State or Other Jurisdiction of     (I.R.S. Employer Commission
        Incorporation or Organization)         Identification No.)

                    2002 Perimeter Summit Blvd.., Suite 1275
                                Atlanta, GA 30319

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $0.0 for the year ended December 31, 2004.

     As of December 31, 2004, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $2,695,734. As of December 31, 2004, 168,483,385 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
ITEM 1
                                                                           Page
                                                                           ----

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

Film Production
---------------

Our goal is to produce quality films in the low budget range with total costs of $20,000 to $1,000,000 per film. Our current strategic plan calls for the production or co-production of five to ten films annually. Our ability to execute this plan is dependent upon our ability to raise additional financing necessary to fund such productions. Currently, we are reviewing film projects for development and production and upon obtaining additional working capital, we will begin the production of new films. We began production on our first feature film Murder by Deception in August of 2004. Murder by Deception was completed in late December 2004 and we expect the film will be available in the DVD format in 2005.

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

Licensing of Recordings
-----------------------

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

Our net loss for the period from inception (August 25, 2003) to December 31, 2004 totaled $1,685,687. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2004. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely effected.

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

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

the bid and offer quotations for the penny stock;
the compensation of the broker-dealer and its salesperson in the transaction; the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock;and monthly account statements showing the market value of each penny stock held in the customer's account.

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


ITEM 2 DESCRIPTION OF PROPERTY

Our current address is 2002 Perimeter Summit Blvd. St., Suite 1275, Atlanta, GA. 30319 This address is the office of our legal counsel RGW. Our business has been located in this space since February of 2005. We plan to locate our business operations to the production facility as soon as preliminary construction is completed. We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew this lease on similar terms upon expiration. If we cannot renew the lease agreement, we believe that we could find other suitable premises without any material adverse impact on our operations.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fiscal year ending on December 31, 2004 the Company did not submit any proposals to the shareholders for vote.



ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Period                                       High bid                Low Bid
------                                       --------                -------

January 1, 2004 thru Dec. 30, 2004             $0.04                  $0.008


Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "SSSU.OB".

Market Information
------------------

On August 25, 2003 our predecessor, Group Management Corp, Inc., filed Form 8k-12G(3) with the Securities and Exchange Commission registering our common stock under the Exchange Act. Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board as SSSU in September of 2003. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended December 31, 2004 which information was provided by NASDAQ Trading and Market Services.


Period                                       High Bid                Low bid
------                                       --------                -------
January 1, 2004 thru Dec. 31, 2005             $0.04                  $0.008

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.

Holders
-------

As of December 31, 2004 we had 942 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent.

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


We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2004, causing us to be able to produce one feature films. We believe that we need to raise or otherwise obtain at least $2,500,000 in additional financing in order to implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution. Accordingly, in order to generate revenues in Fiscal 2005, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to implement our business plan.

History of the Company
----------------------

We are a Georgia corporation whose common stock is eligible for quotation on the Over-The-Counter Bulletin Board Trading System under the symbol "SSSU". From the date of our formation in May, 2003 through December 31, 2004, we have been engaged in the business of the entertainment industry.


Pursuant to Rule 12g-3(a) under the Exchange Act, SSSG Acquisition Corp. was the successor issuer to Group Management Corp.. for reporting purposes under the Exchange Act, and the trading symbol as and the Section 12(g) registration and our common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

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

Results of Operations

Our operations during fiscal 2004 we concentrated on restructuring the business model of Silver Screen Studios, Inc. Our operations did not generate any revenue in fiscal 2004. However, the Company has completed one project that was in development during fiscal 2003, Murder by Deception, ("MBD"). MBD is the first feature film produced by the Company through its production subsidiary Greenlight Productions, Inc. MBD will be distributed by Silver Screen Distributions, Inc. MBD will be a direct to DVD production with an expect release date of first quarter 2005.

The Company through it publishing division, Millennium Publishing has two novels completed and ready for publication. The first novel, Heirs to Murder will be produced as an E-Book. The Company has created what we believe is a novel concept in the publication of a novel. The Company will utilize the E-book format to include in the internals of the book various multi-media content, including but not limited to, audio and video materials. We may receive net revenues from the television and international licensing rights during Fiscal 2005. However, there can be no assurance that we will generate net revenues from any of these arrangements.

Operating Loss

The net loss form operations for the fiscal year 2004 resulted primarily from the payment of legal and consulting fees related to our complete restructuring of operations. Going forward in fiscal year 2005 legal and consulting fees should remain constant as we initiate operations of our various subsidiary businesses. We did not comparisons with previous years operating losses as fiscal 2003 was our first year of operations.

Liquidity Resources

During Fiscal 2005, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to seek financing to fund our operations for the next twelve months through sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently engaged in negotiations of definitive agreements with two potential sources of financing. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $2,500,000 in order to meet our anticipated cash requirements through January 31, 2005. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 1, 2004, our Board of Directors approved the engagement of Norman Ross, PC as the principal accountants to audit our financial statements. Prior to such appointment, we had not consulted the newly engaged independent auditor regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event. On December 3, 2004 we engaged the auditing firm of Kahn Boyd Levychin of 48 Wall St, NY, NY to complete a re-audit of our 2003 financial statements. Prior to the engagement the company had never done any business with the firm or any of its principals. Kahn Boyd Levychin is now engaged as the principal auditing firm of the company.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision of RGW our legal counsel, and with the participation of our management, including Lamar Sinkfield, our then acting Chief Executive Officer. Based upon that evaluation, Mr. Sinkfield, after consulting with our legal counsel, concluded that our disclosure controls and procedures are effective.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of March 11, 2005

    Name                          Age          Position with Company
    ----                          ---          ---------------------
Otto Fletcher                     30           Acting Chief Executive Officer


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

A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:

Otto Fletcher is the acting Chief Executive Officer and sole board member since January 2004. Mr. Fletcher has experience in the entertainment industry through his personal company LKJ Entertainment, Inc. and Mr. Fletcher is knowledgeable in numerous production software applications.

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

ITEM 10. EXECUTIVE COMPENSATION

Mr. Fletcher has our acting Chief Executive Officer has not been compensated by the company during fiscal year 2004 or 2005. Mr. Fletcher does not have an employment contract with the company.

We did not grant any stock options during Fiscal 2004. No options were exercised by any of our executive officers in Fiscal 2004.

Long Term Incentive Plans

We currently do not have any long-term incentive plans.

Compensation of Directors

Our director is not compensated for any services provided as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2004, certain information with respect to beneficial ownership of our common stock as of December 31, 2004 by:

each person known to us to be the beneficial owner of more than 5% of our common stock; of each of our directors; of each of our executive officers; and all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of December 31, 2004, 168,483,385 shares of our common stock were issued and outstanding.

                                  Amount and Nature of
Name                              Beneficial ownership      Percentage of Class
----                              --------------------      -------------------

Otto Flecther-Director, CEO              None                      None


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

There were no related party transactions occurring during fiscal year 2004. There were no related party transactions occurring during fiscal year 2004.

The related party transaction rule governs the following type of persons:

     1. Any director or executive officer of the small business issuer;

     2. Any nominee for election as a director;

     3. Any security holder named in response to Item 403; and

     4. Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in paragraphs
        (a)(1), (2) or (3) of this Item.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following Exhibits are filed as part of this report.

The following documents previously filed with the Securities and Exchange Commission are incorporated by reference.

Form                            Date Filed
----                            ----------

Form 8-K                        December 30, 2004
S-8                             February 18, 2004
S-8                             September 20, 2004


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees
         ----------

During Fiscal 2004, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $12,500.00 The company had retained the auditing firm of Kahn Boyd Levychin for the auditing of its 2003 financial statements. The company compensated Kahn Boyd Levychin in the amount of $12,500.00 for the 2003 audit.

         Audit-Related Fees
         ------------------

During Fiscal 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         Tax Fees
         --------

During Fiscal 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

         All Other Fees
         --------------

During Fiscal 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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


By: /s/ Otto Fletcher,
--------------------------
Otto Fletcher,
CEO

Dated: March 11, 2005
Atlanta, GA

                           Silver Screen Studios, Inc.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      January 31, 2004 to December 31, 2004
                  SILVER SCREEN STUDIOS, INC. AND SUBSIDIARIES


DESCRIPTION                                                           PAGE
-----------                                                           ----

INDEPENDENT AUDITORS' REPORT                                          F-1
BALANCE SHEETS                                                        F-3
STATEMENTS OF OPERATIONS                                              F-4
STATEMENT OF CHANGES IN STOCKHOLDERS'DEFICIT                          F-5
STATEMENTS OF CASH FLOWS                                              F-7
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                            F-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-11

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          AUDITED FINANCIAL STATEMENTS
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2004

                                    Contents
--------------------------------------------------------------------------------


Independent auditors' report                                            F-1

Financial statements
   Balance sheets                                                       F-3
   Statements of operations                                             F-4
   Statements of changes in stockholders' deficit                       F-5
   Statements of cash flows                                             F-7

Summary of significant accounting policies                              F-9

Notes to the financial statements                                       F-11

                             KAHN BOYD LEVYCHIN, LLP
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


                          Independent auditors' report
--------------------------------------------------------------------------------


To the Board of Directors
Silver Screen Studios, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Silver Screen Studios, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2004, and for the period from inception (August 23, 2003) to December 31, 2003, and for the period from inception (August 23, 2003) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Screen Studios, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004, and for the period from inception (August 23, 2003) to December 31, 2003, and for the period from inception (August 23, 2003) to December 31, 2004 in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities or other forms of financing to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                    (212) 843-4100

                             KAHN BOYD LEVYCHIN, LLP
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


                          Independent auditors' report
--------------------------------------------------------------------------------


As discussed in Note 5, the financial statements for the period from inception (August 23, 2003) to December 31, 2003 have been restated to reflect the acquiree's stockholders' equity section as the beginning equity section of the Company on the date of the merger and at the inception date of the Company. The total amount of stockholders' equity at December 31, 2003 after this correction is the same as before the correction was made, and the correction principally resulted in a significant increase in additional paid-in capital and common stock at inception offset by a significant increase in accumulated deficit at that date.


Kahn Boyd Levychin, LLP
Certified Public Accountants

March 11, 2005























--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                    (212) 843-4100

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                                           As restated,
                                                                                             Note 5
                                                                               2004           2003
                                                                               ----           ----

                                     Assets
Current assets
     Cash                                                               $     6,670     $     2,976
                                                                        -----------     -----------
       Total current assets                                                   6,670           2,976
                                                                        -----------     -----------
Fixed assets
     Furniture and equipment not yet placed in service                       20,322          20,322
                                                                        -----------     -----------
       Total assets                                                     $    26,992     $    23,298
                                                                        ===========     ===========

                      Liabilities and Stockholders' Deficit

Stockholders' deficit
   Preferred stock (100,000,000 shares $.001 par value
      authorized, none issued and outstanding)                          $         -     $         -
   Common stock (300,000,000 shares $.001 par value
      authorized, 168,483,385 and 116,883,385 issued and
        outstanding respectively) as restated in 2003
          (Note 5)                                                          168,483         116,883
   Additional paid-in capital, as restated in 2003 (Note 5)              39,365,351      38,137,601
   Accumulated deficit, as restated in 2003 (Note 5)                    (39,506,842)    (38,231,186)
                                                                        -----------     -----------
     Total stockholders' deficit                                             26,992          23,928
                                                                        -----------     -----------
      Total liabilities and stockholders' deficit                       $    26,992     $   23,928
                                                                        ===========     ===========

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2004
                                       AND
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2003
                                       AND
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                       As restated,
                                                                          Note 5
                                                                         For the           For the
                                                                       period from       period from
                                                                         inception        inception
                                                                       (August 23,       (August 23,
                                                                          2003)             2003)
                                                     Year ended            to                to
                                                     December 31,      December 31,       December 31,
                                                        2004               2003             2004
                                                        ----               ----             ----
Revenue                                             $          --     $          --      $          --
General and administrative expenses
   Professional fees                                    1,275,500           410,007          1,685,507
   Bank charges                                               156                24                180
                                                    -------------     -------------      -------------
Total general and administrative expenses               1,275,656           410,031          1,685,687
                                                    -------------     -------------      -------------
Net loss                                            $  (1,275,656)    $    (410,031)     $  (1,685,687
                                                    =============     =============      =============

Loss per weighted average shares of common
   stock outstanding                                $        (.01)    $        (.00)     $        (.01)
Weighted average number of shares of
  common stock outstanding                            142,959,888        96,237,593        137,518,039



See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

December 31, 2004
                                                      Additional                         Total
                                        Common         paid-in        Accumulated     stockholders'
                                         stock         capital          deficit         deficit
                                         -----         -------          -------         -------
Balance, December 31, 2003           $    116,883    $ 38,137,601     $(38,231,186)    $     23,298
Common stock issued for
  professional fees                        51,600       1,223,900                         1,275,500
Shareholder cash contributions                              3,850                             3,850
Net loss                                                                (1,275,656)      (1,275,656)
                                     ------------    ------------     ------------     ------------
Balance, December 31, 2004           $    168,483    $ 39,365,351     $(39,506,842)    $     26,992
                                     ============    ============     ============     ============

December 31, 2003, as restated, Note 5

                                                      Additional                         Total
                                        Common         paid-in        Accumulated     stockholders'
                                         stock         capital          deficit         deficit
                                         -----         -------          -------         -------
Balance, August 23, 2003, as
  restated (Note 5)                  $    151,765    $ 37,669,390     $(37,821,155)    $         --
Recapitalization of common
 shares of Group Management
 as acquiree in merger with
 Silver Screen Studios as
 an acquiror, as restated (Note 5)        (75,883)         75,883                                --
Common stock issued for
 professional fees                         41,001         369,006                           410,007
Related party assets contributed
 coincident to merger transaction:
     Furniture and equipment                               20,322                            20,322
     Cash                                                   3,000                             3,000
Net loss                                                                  (410,031)        (410,031)
                                     ------------    ------------     ------------     ------------
Balance, December 31, 2003           $    116,883    $ 38,137,601     $(38,231,186)    $     23,298
                                     ============    ============     ============     ============



See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements. 5

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

Common stock shares issued and outstanding

Recapitalization of Group Management common stock shares on
  August 23, 2003 coincident to merger with Silver Screen Studios, Inc.                    75,882,685
Common stock shares issued for professional fees                                           41,000,700
                                                                                          -----------
Balance, December 31, 2003                                                                116,883,385
Common stock shares issued for professional fees                                           51,600,000
                                                                                          -----------
Balance, December 31, 2004                                                                168,483,385
                                                                                          ===========

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2004
                                       AND
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2003
                                       AND
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                      As restated,
                                                                         Note 5
                                                                         For the             For the
                                                                       period from         period from
                                                                        inception           inception
                                                                       (August 23,         (August 23,
                                                                          2003)               2003)
                                                     Year ended            to                  to
                                                     December 31,      December 31,        December 31,
                                                        2004               2003               2004
                                                        ----               ----               ----

Cash flows from operating activities
  Net loss                                           $(1,275,656)      $  (410,031)        $(1,685,687)
  Adjustments to reconcile net loss to net
     cash used by operating activities
       Cost of common stock issued for
          services                                     1,275,500           410,007           1,685,507
                                                     -----------       -----------         -----------
Net cash used by operating activities                       (156)              (24)               (180)
                                                     -----------       -----------         -----------
Cash flows from investing activities
    Increase in furniture and equipment                       --           (20,322)            (20,322)
                                                     -----------       -----------         -----------
Net cash used by investing activities                         --           (20,322)            (20,322)
                                                     -----------       -----------         -----------
Cash flows from financing activities
    Cash contributed to the company                        3,850             3,000               6,850
     Furniture and equipment contributed to
     the company                                                            20,322              20,322
                                                     -----------       -----------         -----------
Net cash provided by financing activities                  3,850            23,322              27,172
                                                     ===========       ===========         ===========


See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2004
                                       AND
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2003
                                       AND
                          FOR THE PERIOD FROM INCEPTION
                                (AUGUST 23, 2003)
                                       TO
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                     As restated,
                                                                        Note 5
                                                                        For the             For the
                                                                      period from         period from
                                                                       inception           inception
                                                                      (August 23,         (August 23,
                                                                         2003)               2003)
                                                     Year ended           to                  to
                                                     December 31,     December 31,        December 31,
                                                        2004             2003                2004
                                                        ----            ----                 ----
Net increase in cash and cash equivalents              $3,694           $2,976              $6,670
Cash and cash equivalents, beginning of year            2,976               --                  --
                                                       ------           ------              ------
Cash and cash equivalents, end of year                 $6,670           $2,976              $6,670
                                                       ======           ======              ======


Supplementary disclosures of cash flow information Cash paid during the year for:
       Interest expense                                $    -           $    -              $    -
       Income taxes                                         -                -                   -






See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

On August 23, 2003, pursuant to an agreement and plan of merger, the Company converted on a one for one basis 75,882,665 of its $.001 par value common stock in exchange for all of the issued and outstanding $.002 par value common stock of Group Management Corporation in the same share amount. The plan called for Group Management Corporation to merge into SSSG Acquisition Corp., a merger related subsidiary of the Company, with the Company remaining as the successor reporting entity pursuant to Section 12(g)(3) (See Note 5.)

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

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003 and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of December 31, 2004, nor had it had revenue from its inception to that date. Consequently, the Company remains in the development stage and its financial statements have been presented consistent with that status.

Accounting basis and revenue recognition

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is incurred.




See auditors' report and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                  2004          2003
                                                  ----          ----



Net operating loss to be carried forward      $  421,422    $  102,508
Less: valuation allowance                       (421,422)     (102,508)
                                                --------      --------
Net deferred tax asset                        $             $
                                                ========      ========


The Company incurred no Georgia state income tax expense for the year ended December 31, 2004 and 2003.

The Company has net operating loss carryovers of $1,685,687 to offset future income tax. The net operating losses expire as follows:

December 31, 2013                         $   410,031
             2014                           1,275,656

NOTE 2 - OPERATING FACILITIES

The Company maintains its offices in the premises of its law firm. The terms for use of the space have not as yet been agreed upon by both parties. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to December 31, 2004, and continues to do so.

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - LITIGATION (CONTINUED)

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

NOTE 4 - EQUITY TRANSACTIONS

During the period from inception (August 23, 2003) to December 31, 2004 the Company's law firm received a total of 59,820,000 shares of common stock with an aggregate value of $1,157,700 based on the publicly traded share price of the Company's stock on the date the shares were issued, in exchange for legal services. 36,600,000 valued at $925,500 were issued during the year ended December 31, 2004 and 23,220,000 shares valued at $232,200 were issued during the period from inception (August 2, 2003) to December 31, 2003. During the year ended December 31, 2004 the law firm paid $12,500 directly to the Company's auditors for services rendered in connection with the audit of the Company's 2003 financial statements.

Coincident to and in the immediate period since the merger transaction on August 23, 2003, a shareholder contributed furniture and equipment principally consisting of computer, sound and imaging equipment and software, valued at his acquisition cost of $20,322 for no consideration. He also contributed a total of $6,850 in cash to the Company of which $3,850 was contributed during the year ended December 31, 2004 and $3,000 was contributed during the period from inception (August 23, 2003) to December 31, 2003. Both the contributed cash and the furniture and equipment have been reflected by the Company via corresponding to credits to additional paid-in capital aggregating $6,850 and $23,322.

In addition, during the period (August 23, 2003) to December 31, 2004 the Company has incurred marketing oriented consulting fees to various current shareholders in the merged entity in exchange for a total of 32,780,700 shares of common stock with an aggregate value of $527,807 based on the publicly traded share price on the date the shares were issued. 15,000,000 shares valued at $350,000 were issued during the year ended December 31, 2004 and 17,780,700 shares valued at $177,807 were issued during the period from inception (August 2, 2003) to December 31, 2003.

See auditors' report and the summary of significant accounting policies.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - RESTATEMENT TO REFLECT STOCKHOLDERS' EQUITY SECTION OF AQUIREE AT DATE OF MERGER AND INCEPTION OF COMPANY

At its inception the Company erroneously accounted for the acquisition of a passive non-operating public shell company with no assets. The acquisition is described in the "Summary of Significant Accounting Policies" under "Organization and merger transaction." The financial statements for the period from inception (August 23, 2003) to December 31, 2003 have been restated to reflect the acquiree's stockholders' equity section as the beginning equity section of the successor Company on the date of the merger and at the inception date, and the simultaneous recapitalization of the shares of the Company to reflect their new par value.

Total stockholders' equity at December 31, 2003 after the restatement is $23,298, the same as before the restatement was made. The principal effect of the correction was to increase additional paid-in capital by $37,669,390, common stock by $151,765, and accumulated deficit by $37,821,155.

NOTE 6 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

During the period from inception (August 23, 2003) to December 31, 2004, the Company incurred losses aggregating $1,685,687 as it remained a development stage entity. $1,275,656 of the losses were incurred during the year ended December 31, 2004 and $410,031 of the losses were incurred during the period from inception (August 23, 2003) to December 31, 2003. The Company's continued existence in the current and prior period has been dependent on advances and contributions from individuals, and the issuance of equity securities in exchange for professional fees. The ability of the Company to continue as a going concern is dependent on generating revenue from its planned businesses and obtaining additional capital and financing.

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