Form 10QSB
period 2005-03-31
SILVER SCREEN STUDIOS INC
filed 2005-05-13
CIK 1262456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark one)
           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

           [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-108534

                           Silver Screen Studios, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

              Georgia                                 20-0097368
              -------                                 ----------
  (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

2002 Perimeter Summit Blvd., Suite 1275 Atlanta, GA               30319
----------------------------------------------------              -----
      (Address of principal executive offices)                 (Zip Code)

                                 (404-751-3450)
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 178,483,385 shares issued and outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                 January 1, 2005
                                       TO
                                 MARCH 31, 2005

                                    Contents

--------------------------------------------------------------------------------


Financial statements
   Balance sheets                                                 2
   Statements of operations                                       3
   Statements of changes in stockholders' deficit               4-5
   Statements of cash flows                                     6-7

Summary of significant accounting policies                      8-9

Notes to the financial statements                             10-12

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                                 March 31, 2005
                                    UNAUDITED

-------------------------------------------------------------------------------------------------------

                                                                               2004              2005
-------------------------------------------------------------------------------------------------------
                                                     Assets
Current assets
     Cash                                                            $                $         6,634
-------------------------------------------------------------------------------------------------------
       Total current assets                                                                     6,634
-------------------------------------------------------------------------------------------------------
Fixed assets
     Furniture and equipment not yet placed in service                                         20,322
-------------------------------------------------------------------------------------------------------
       Total assets                                                  $                $        26,956
=======================================================================================================

                      Liabilities and Stockholders' Deficit

Stockholders' deficit
   Preferred stock (100,000,000 shares $.001 par value
      authorized, none issued and outstanding)                       $            -   $             -
   Common stock (300,000,000 shares $.001 par value
      authorized, 178,483,385 issued and
        outstanding respectively)
                                                                                              178,483
   Additional paid-in capital,                                                             39,455,351
   Accumulated deficit,                                                                   (39,606,878)
-------------------------------------------------------------------------------------------------------
     Total stockholders' deficit                                                               26,956

-------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' deficit                    $                $        26,956
=======================================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                                 March 31, 2005
                                    UNAUDITED

---------------------------------------------------------------------------------------------------------
   Qtr ended                                                                     March 31         2005
---------------------------------------------------------------------------------------------------------

Revenue                                                                                             0.0
---------------------------------------------------------------------------------------------------------

General and administrative expenses
   Professional fees                                                                            100,000
   Bank charges                                                                                      36
---------------------------------------------------------------------------------------------------------

Total general and administrative expenses                                                       100,036
---------------------------------------------------------------------------------------------------------

Net loss                                                                                    $  (100,036)
=========================================================================================================

Loss per weighted average shares of common
  stock outstanding                                                                         $      (.01)

Weighted average number of shares of
  common stock outstanding                                                                  145,459,888



See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                            March 31, 2005 UNAUDITED

--------------------------------------------------------------------------------------------------------
March 31, 2005

                                                     Additional                              Total
                                       Common         paid-in           Accumulated       stockholders'
                                        stock         capital             deficit            deficit
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2004         $  168,483      $ 39,365,351       $(39,606,878)       $    26,992
Common stock issued for
  professional fees                    10,000            90,000                               100,000
Shareholder cash contributions
Net loss                                                                  (100,036)          (100,036)
--------------------------------------------------------------------------------------------------------
Balance, March 31, 2005            $  178,483      $ 39,455,351       $(39,506,842)       $    26,956
--------------------------------------------------------------------------------------------------------


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                                 MARCH 31, 2005
                                    UNAUDITED

--------------------------------------------------------------------------------------------------------
Common stock shares issued and outstanding

Recapitalization of Group Management common stock shares on
  August 23, 2003 coincident to merger with Silver Screen Studios, Inc.                    75,882,685
Common stock shares issued for professional fees                                           92,600,700
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                                                168,483,385
Common stock shares issued for professional fees                                           10,000,000
--------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                                                                   178,483,385
--------------------------------------------------------------------------------------------------------

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 MARCH 31, 2005
                                    UNAUDITED

------------------------------------------------------------------------------------------------------------

                                                                                              Period
                                                                                               Ended
                                                                                             March 31,
                                                                                               2005
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                                 $  (100,036)
  Adjustments to reconcile net loss to net
     cash used by operating activities
       Cost of common stock issued for
          services                                                                             100,000
------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                              (36)


Cash flows from investing activities
    Increase in furniture and equipment                                                              -
------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                -
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Cash contributed to the company
     Furniture and equipment contributed to
     the company
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities
------------------------------------------------------------------------------------------------------------

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 MARCH 31, 2005
                                    UNAUDITED

-------------------------------------------------------------------------------------------------------


                                                                                          For the
                                                                                        period ended
                                                                                          March 31,
                                                                                            2005
-------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 $    (36)
Cash and cash equivalents, beginning of year                                                 6,670
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $                                    $  6,634
=======================================================================================================


Supplementary disclosures of cash flow information Cash paid during the year for:
       Interest expense                              $               -   $            -   $      -
       Income taxes                                                  -                -          -


See the summary of significant accounting policies, and the accompanying notes
to the financial statements.                                                   7

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

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003 and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of March 31, 2005, nor had it had revenue from its inception to that date. Consequently, the Company remains in the development stage and its financial statements have been presented consistent with that status.

Accounting basis and revenue recognition

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is incurred.




See  and the accompanying notes to the financial statements.                   8

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

Fixed assets

Fixed assets are stated at cost. Depreciation will be computed using accelerated methods, once the assets are placed in service, over the following estimated useful lives:

                                                         Estimated
Description                                             useful life
--------------------------------------------------------------------------------
Furniture and fixtures                                    7 years
Equipment                                                 5 years

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










See  and the accompanying notes to the financial statements.                   9

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------

NOTE 1 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:
                                                                                                 2005
----------------------------------------------------------------------------------------------------------
Net operating loss to be carried forward                                                $     421,422
Less: valuation allowance                                                                    (421,442)
----------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                 $                $
==========================================================================================================

The Company incurred no Georgia state income tax expense for the period ended March 31, 2005.

The Company has net operating loss carryovers of $1,685,687 to offset future income tax. The net operating losses expire as follows:

December 31,      2013                                             $     410,031
                  2014                                                 1,275,656

NOTE 2 - OPERATING FACILITIES

The Company maintains its offices in the premises of its law firm. The terms for use of the space have not as yet been agreed upon by both parties. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to March 31, 2005, and continues to do so.

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




See the summary of significant accounting policies.                           10

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

NOTE 4 - EQUITY TRANSACTIONS

During the period from inception (August 23, 2003) to March 31, 2005 the Company's law firm received a total of 69,820,000 shares of common stock with an aggregate value of $1,257,700 based on the publicly traded share price of the Company's stock on the date the shares were issued, in exchange for legal services. 36,600,000 valued at $925,500 were issued during the year ended December 31, 2004 and 23,220,000 shares valued at $232,200 were issued during the period from inception (August 2, 2003) to December 31, 2003. During the year ended December 31, 2004 the law firm paid $12,500 directly to the Company's auditors for services rendered in connection with the audit of the Company's 2003 financial statements.

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



See  the summary of significant accounting policies.                          11

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


See the summary of significant accounting policies.                           12

Item 2. Management's Discussion and Analysis

Forward-Looking Statements; Market Data
---------------------------------------

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

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing based upon our business model. Following the end of the quarter ended March 31, 2005, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Currently we have funded our operations by the payment of legal services with our common stock. To date we have not generated any revenue since beginning operation after the merger on August 22, 2003. We have several projects in various stages of development and we anticipate the completion of several projects during the 2005. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved. Our principal business operations are in the entertainment content creation industry. Currently we are operating without a full management team. Lamar Sinkfield acted as our chief Executive officer and sole director since up to January , 2005 and he was replaced by Otto Fletcher our current acting CEO and sole board member.

Our business operations are very cash intensive, and currently we do not have the capital resources to fund our production operations. However, our legal counsel is exploring the process of registering an offering to raise funds to fund our production slate of projects. However, we can offer no assurances that we will raise any funds from the sale of our financial instruments. Our first feature film Murder by Deception was officially completed during the quarter and we expect to begin distribution of Murder by Deception during the second half of 2005. We no longer have use of the production of facility located at 2905 Amwiler RD, Atlanta, GA. We are currently searching for a facility to conduct our production activities from and as of the date of this report we have not located a facility.

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

Results of Operations - For the Nine-Month Period Ended March 31, 2005 and 2004
-------------------------------------------------------------------------------

Revenues. We generated no revenue during the quarter ended March 31, 2005.

Cost of revenues. We generated no revenues during the quarter ended March 31, 2005. However, we incurred legal fees and expenses associated with the merger of August 22, 2003 and general legal fees and expenses associated with our operations.

Gross Margin. Because we generated no revenue during the quarter ended March 31, 2005, we have a negative gross margin due to the incurring of operating expenses.

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

Net Loss. Our net loss for the nine-month period ended March 31, 2004 was $100,036 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees and consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At March 31, 2005, we had total current tangible assets of $26,956 compared to total current assets of $298,000 for the same period ending 2004. The decease in current tangible assets reflects an adjustment made by our auditor in the valuation of the assets carried on the balance sheet of the company.

We had fixed assets of $0 at March 31, 2004, compared to fixed assets of $0 at September 30, 2002. Our total tangible assets were $289,000 at March 31, 2004 compared to total assets of $0 at September 30, 2002.

Our total current liabilities are $0.0 as of March 31, 2005 compared to total current liabilities of $0 as of March 31, 2004.. We had no long-term liabilities as of March 31, 2005 and 2004. We have incurred no long term liabilities during the periods ending on March 31, 2005.

We had a cash flow from operations of $ negative 100,036 during the three-month period ended March 31, 2005 compared to a negative cash flow from operations of $200,000 during the three-month period ended march 31, 2004. This negative cash flow from operations during the three-month period ended March 31, 2004 is principally the result of non-cash compensation. We had $36 in cash used in investing activities during the nine-month period ended March 31, 2004 compared to cash used of 0 during the same period in the prior year.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exh.                                                                                                Page
No.                                            Description                                           No.

31.1  Certification of Otto Fletcher, CEO of Silver Screen Studios, Inc., pursuant to 18              **
      U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.)
32.1  Certification of Otto Fletcher, CEO of Silver Screen Studios, Inc., pursuant to 18              **
      U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.
** Filed herewith.



                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Screen Studios, Inc.
By: /s/ Otto Fletcher, acting CEO
---------------------------------
Dated: May 12, 2005
Atlanta, GA