Form 10QSB
period 2005-06-30
SILVER SCREEN STUDIOS INC
filed 2005-08-15
CIK 1262456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-108534

                           Silver Screen Studios, Inc.
        (Exact name of small business issuer as specified in its charter)

                Georgia                                 20-0097368
        (State or other jurisdiction           (IRS Employer Identification No.)
        of incorporation or organization)

     2002 Perimeter Summit Blvd., Suite 1275 Atlanta, GA             30319
           (Address of principal executive offices)                (Zip Code)

                                 (404-751-3450)
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 178,483,385 shares issued and outstanding as of June 30, 2005.
Transitional Small Business Disclosure Format: Yes [_] No [X]

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                  April 1, 2005
                                       TO
                                  JUNE 30, 2005

                                    Contents
--------------------------------------------------------------------------------
Financial statements
   Balance sheets                                                             4
   Statements of operations                                                   5
   Statements of changes in stockholders' deficit                           6-7
   Statements of cash flows                                                 8-9

Summary of significant accounting policies                                 10-11

Notes to the financial statements                                          12-14


                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                                  June 30, 2005
                                    UNAUDITED
--------------------------------------------------------------------------------

                                                                            2004            2005
---------------------------------------------------------------------------------------------------
                                     Assets
Current assets
     Cash                                                            $             $       6,634
---------------------------------------------------------------------------------------------------
       Total current assets                                                                6,634
---------------------------------------------------------------------------------------------------
Fixed assets
     Furniture and equipment not yet placed in service                                    20,322
---------------------------------------------------------------------------------------------------
       Total assets                                                  $             $      26,956
===================================================================================================

                      Liabilities and Stockholders' Deficit

Stockholders' deficit
   Preferred stock (100,000,000 shares $.001 par value
      authorized, none issued and outstanding)                       $         -   $           -
   Common stock (300,000,000 shares $.001 par value
      authorized, 178,483,385 issued and
        outstanding respectively)                                                        178,483
   Additional paid-in capital,                                                        39,455,351
   Accumulated deficit,                                                              (39,606,878)
---------------------------------------------------------------------------------------------------
     Total stockholders' deficit                                                          26,956
---------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' deficit                   $              $       26,956
===================================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                                  June 30, 2005
                                    UNAUDITED
--------------------------------------------------------------------------------

   Qtr ended                                        June 30            2005
------------------------------------------------------------------------------
Revenue                                                                 0.0
------------------------------------------------------------------------------
General and administrative expenses
   Professional fees                                                100,000
   Bank charges                                                          36
------------------------------------------------------------------------------
Total general and administrative expenses                           100,036
------------------------------------------------------------------------------
Net loss                                                        $  (100,036)
==============================================================================

Loss per weighted average shares of common
  stock outstanding                                             $      (.01)

Weighted average number of shares of
  common stock outstanding                                      145,459,888


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                                  June 30, 2005
                                   UNAUDITED
--------------------------------------------------------------------------------
June 30, 2005

                                                     Additional                            Total
                                        Common        paid-in          Accumulated       stockholders'
                                         stock        capital             deficit          deficit
------------------------------------------------------------------------------------------------------
Balance, December 31, 2004        $  168,483     $ 39,365,351        $(39,606,878)       $  26,992
Common stock issued for
  professional fees                   10,000           90,000                              100,000
Shareholder cash contributions
Net loss                                                                 (100,036)        (100,036)
------------------------------------------------------------------------------------------------------
Balance, June 30, 2005            $  178,483     $ 39,455,351        $(39,506,842)       $  26,956
======================================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                                  JUNE 30, 2005
                                   UNAUDITED
--------------------------------------------------------------------------------

Common stock shares issued and outstanding
Recapitalization of Group Management common stock shares on
  August 23, 2003 coincident to merger with Silver Screen Studios, Inc.     75,882,685
Common stock shares issued for professional fees                            92,600,700
--------------------------------------------------------------------------------------
Balance, December 31, 2004                                                 168,483,385
Common stock shares issued for professional fees                            10,000,000
--------------------------------------------------------------------------------------
Balance, June 30, 2005                                                     178,483,385
======================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                  JUNE 30, 2005
                                    UNAUDITED

--------------------------------------------------------------------------------

                                                                     Period
                                                                     Ended
                                                                  June 30, 2005
--------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                        $  (100,036)
  Adjustments to reconcile net loss to net
     cash used by operating activities
       Cost of common stock issued for
          services                                                    100,000
--------------------------------------------------------------------------------
Net cash used by operating activities                                     (36)
--------------------------------------------------------------------------------
Cash flows from investing activities
    Increase in furniture and equipment                                     -
--------------------------------------------------------------------------------
Net cash used by investing activities                                       -
--------------------------------------------------------------------------------
Cash flows from financing activities
    Cash contributed to the company
     Furniture and equipment contributed to
     the company
--------------------------------------------------------------------------------
Net cash provided by financing activities
--------------------------------------------------------------------------------


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                  JUNE 30, 2005
                                    UNAUDITED
--------------------------------------------------------------------------------

                                                                                            For the
                                                                                          period ended
                                                                                         June 30, 2005
--------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                $        (36)
Cash and cash equivalents, beginning of year                                                    6,670
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                 $      6,634
========================================================================================================

Supplementary disclosures of cash flow information
   Cash paid during the year for:
       Interest expense                                 $        -        $        -       $        -
       Income taxes                                     $        -        $        -       $        -



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

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003 and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of June 30, 2005, nor had it had revenue from its inception to that date. Consequently, the Company remains in the development stage and its financial statements have been presented consistent with that status.

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

Fixed assets

Fixed assets are stated at cost. Depreciation will be computed using accelerated methods, once the assets are placed in service, over the following estimated useful lives:

                                                           Estimated
Description                                                useful life
----------------------------------------------------------------------
Furniture and fixtures                                     7 years
Equipment                                                  5 years

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                                   2005
-------------------------------------------------------------------------
Net operating loss to be carried forward                        $ 421,422
Less: valuation allowance                                        (421,442)
-------------------------------------------------------------------------
Net deferred tax asset                         $                $
-------------------------------------------------------------------------

The Company incurred no Georgia state income tax expense for the period ended June 30, 2005.

The Company has net operating loss carryovers of $1,685,687 to offset future income tax. The net operating losses expire as follows:

December 31,      2013                                         $  410,031
                  2014                                          1,275,656

NOTE 2 - OPERATING FACILITIES

The Company maintains its offices in the premises of its law firm. The terms for use of the space have not as yet been agreed upon by both parties. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to June 30, 2005, and continues to do so.

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

NOTE 4 - EQUITY TRANSACTIONS

During the period from inception (August 23, 2003) to June 30, 2005 the Company's law firm received a total of 69,820,000 shares of common stock with an aggregate value of $1,257,700 based on the publicly traded share price of the Company's stock on the date the shares were issued, in exchange for legal services. 36,600,000 valued at $925,500 were issued during the year ended December 31, 2004 and 23,220,000 shares valued at $232,200 were issued during the period from inception (August 2, 2003) to December 31, 2003. During the year ended December 31, 2004 the law firm paid $12,500 directly to the Company's auditors for services rendered in connection with the audit of the Company's 2003 financial statements.

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

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing based upon our business model. Following the end of the quarter ended June 30, 2005, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

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

We began and completed the feature film, The Music Games, during the quarter. The film is currently being edited and has not been placed into service. We are in development of several websites and streaming media sites that will allow us to distribute our content to a global audience. The development of the streaming websites we anticipate, will increase the company's potential to generate revenue, but there are no assurances the projects will be successful.

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

We have partnered with a joint venture partner to development novels, films and other entertainment related products. Our joint venture partners assists us in the development, financing and production of our projects.

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

We are exploring ways to utilized the Georgia Investment Tax Credits for Film Productions, as well as the Federal Tax Credit for Film Production.


Results of Operations - For the Nine-Month Period Ended June 30, 2005 and 2004
------------------------------------------------------------------------------

Revenues. We generated no revenue during the quarter ended June 30, 2005.

Cost of revenues. We generated no revenues during the quarter ended June 30, 2005. However, we incurred legal fees and expenses associated with the merger of August 22, 2003 and general legal fees and expenses associated with our operations.

Gross Margin. Because we generated no revenue during the quarter ended June 30, 2005, we have a negative gross margin due to the incurring of operating expenses.

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

Net Loss. Our net loss for the nine-month period ended June 30, 2004 was $100,036 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees and consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At June 30, 2005, we had total current tangible assets of $26,956 compared to total current assets of $298,000 for the same period ending 2004. The decease in current tangible assets reflects an adjustment made by our auditor in the valuation of the assets carried on the balance sheet of the company.

We had fixed assets of $0 at June 30, 2004, compared to fixed assets of $0 at September 30, 2002. Our total tangible assets were $289,000 at June 30, 2004 compared to total assets of $0 at September 30, 2002.

Our total current liabilities are $0.0 as of June 30, 2005 compared to total current liabilities of $0 as of June 30, 2004. We had no long-term liabilities as of June 30, 2005 and 2004. We have incurred no long term liabilities during the periods ending on June 30, 2005.

We had a cash flow from operations of $ negative 100,036 during the three-month period ended June 30, 2005 compared to a negative cash flow from operations of $200,000 during the three-month period ended June 30, 2004. This negative cash flow from operations during the three-month period ended June 30, 2004 is principally the result of non-cash compensation. We had $36 in cash used in investing activities during the nine-month period ended June 30, 2004 compared to cash used of 0 during the same period in the prior year.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exh.                          Description                                                           Page
No.                                                                                                  No.
31.1  Certification of Otto Fletcher, CEO of Silver Screen Studios, Inc., pursuant to 18              **
      U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of
      2002.)
32.1  Certification of Otto Fletcher, CEO of Silver Screen Studios, Inc., pursuant to 18              **
      U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.

** Filed herewith.

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Screen Studios, Inc.

By: /s/ Otto Fletcher, acting CEO
---------------------------------
Dated: August 12, 2005
Atlanta, GA