Form 10QSB
period 2005-09-30
SILVER SCREEN STUDIOS INC
filed 2005-11-14
CIK 1262456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark one)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-108534

                           Silver Screen Studios, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                       Georgia                               20-0097368
                       -------                               ----------
  (State or other jurisdiction of incorporation or          (IRS Employer
                    organization)                          Identification No.)

6050 Peachtree Parkway., Suite 240-234 Norcross, GA          30092
----------------------------------------------------         -----
      (Address of principal executive offices)             (Zip Code)

                                 (678) 368-4094
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 178,483,385 shares issued and outstanding as of September 30, 2005. Transitional Small Business Disclosure Format: Yes [_] No [X]

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                  July 1, 2005
                                       TO
                               September 30, 2005

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                               September 30, 2005
                                    UNAUDITED

--------------------------------------------------------------------------------

                                                                           2004              2005
                                                                           ----              ----
                                     Assets
Current assets
     Cash                                                            $                $        6,634
-----------------------------------------------------------------------------------------------------
       Total current assets                                                                    6,634
-----------------------------------------------------------------------------------------------------
Fixed assets
     Furniture and equipment not yet placed in service                                        20,322
-----------------------------------------------------------------------------------------------------
       Total assets                                                  $                $       26,956
=====================================================================================================


                      Liabilities and Stockholders' Deficit

Stockholders' deficit
   Preferred stock (100,000,000 shares $.001 par value
      authorized, none issued and outstanding)                       $         -      $            -
   Common stock (300,000,000 shares $.001 par value
      authorized, 178,483,385 issued and
        outstanding respectively)
                                                                                             178,483
   Additional paid-in capital,                                                            39,455,351
   Accumulated deficit,                                                                  (39,606,878)
-----------------------------------------------------------------------------------------------------
     Total stockholders' deficit                                                              26,956
-----------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' deficit                     $                $       26,956
=====================================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                               September 30, 2005
                                    UNAUDITED


-------------------------------------------------------------------------------

   Qtr ended                                                             June 30             2005
                                                                         -------             ----

Revenue                                                                                           0.0
-----------------------------------------------------------------------------------------------------
General and administrative expenses
   Professional fees                                                                          100,000
   Bank charges                                                                                    36
-----------------------------------------------------------------------------------------------------
Total general and administrative expenses                                                     100,036


Net loss                                                                                $    (100,036)
=====================================================================================================





Loss per weighted average shares of common
  stock outstanding                                                                     $        (.01)

Weighted average number of shares of
  common stock outstanding                                                                145,459,888



See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                          September 30, 2005 UNAUDITED

--------------------------------------------------------------------------------
September 30, 2005

                                                     Additional                             Total
                                        Common        paid-in        Accumulated        stockholders'
                                        stock         capital          deficit             deficit
                                        -----         -------          -------             -------
Balance, December 31, 2004           $  168,483    $ 39,365,351     $(39,606,878)      $     26,992
Common stock issued for
  professional fees                      10,000          90,000                             100,000
Shareholder cash contributions
Net loss                                                                (100,036)          (100,036)
---------------------------------------------------------------------------------------------------
Balance, September 30, 2005          $  178,483   $  39,455,351     $(39,506,842)      $     26,956
====================================================================================================



See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2005
                                   UNAUDITED
--------------------------------------------------------------------------------

Common stock shares issued and outstanding

Recapitalization of Group Management common stock shares on
  August 23, 2003 coincident to merger with Silver Screen Studios, Inc.                    75,882,685
Common stock shares issued for professional fees                                           92,600,700
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                                                168,483,385
Common stock shares issued for professional fees                                           10,000,000
-----------------------------------------------------------------------------------------------------
Balance, September 30, 2005                                                               178,483,385
=====================================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2005
                                    UNAUDITED
--------------------------------------------------------------------------------

                                                                                   Period
                                                                                   Ended
                                                                                September 30,
                                                                                    2005
                                                                                    ----
Cash flows from operating activities
  Net loss                                                                     $  (100,036)
  Adjustments to reconcile net loss to net
     cash used by operating activities
       Cost of common stock issued for
          services                                                                 100,000
------------------------------------------------------------------------------------------
Net cash used by operating activities                                                  (36)
------------------------------------------------------------------------------------------
Cash flows from investing activities
    Increase in furniture and equipment                              -
------------------------------------------------------------------------------------------
Net cash used by investing activities                                -
------------------------------------------------------------------------------------------
Cash flows from financing activities
    Cash contributed to the company
     Furniture and equipment contributed to
     the company
------------------------------------------------------------------------------------------
Net cash provided by financing activities
------------------------------------------------------------------------------------------

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2005
                                    UNAUDITED
--------------------------------------------------------------------------------

                                                                                           For the
                                                                                         period ended
                                                                                         September 30,
                                                                                             2005
Net decrease in cash and cash equivalents                                                $        (36)
Cash and cash equivalents, beginning of year                                                    6,670

-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $                                   $      6,634

=====================================================================================================

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

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003 and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of September 30, 2005, nor had it had revenue from its inception to that date. Consequently, the Company remains in the development stage and its financial statements have been presented consistent with that status.

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                                                         2005
                                                                                         ----
Net operating loss to be carried forward                                           $     421,422
Less: valuation allowance                                                               (421,442)
------------------------------------------------------------------------------------------------
Net deferred tax asset                                            $                $
------------------------------------------------------------------------------------------------

The Company incurred no Georgia state income tax expense for the period ended September 30, 2005.

The Company has net operating loss carryovers of $1,685,687 to offset future income tax. The net operating losses expire as follows:

December 31, 2013                                                                  $     410,031
             2014                                                                      1,275,656

NOTE 2 - OPERATING FACILITIES

The Company maintains its mailing address at 6050 Peachtree Parkway, Suite 240-234, Norcross, GA 30092. The company relocated to it current address on or about September 1, 2005. The company from time to time will rent a temporary office facility as the need arises. Currently the company has no plans to rent a full time office facility.

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

NOTE 4-OMITTED.


              See the summary of significant accounting policies.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing based upon our business model. Following the end of the quarter ended September 30, 2005, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Currently we have funded our operations by the payment of legal services with our common stock. To date we have not generated any revenue since beginning operation after the merger on August 22, 2003. We have several projects in various stages of development and we anticipate the completion of several projects during the 2005. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved. Our principal business operations are in the entertainment content creation industry. Currently we are operating without a full management team. Lamar Sinkfield acted as our chief Executive officer and sole director since up to January, 2005 and he was replaced by Otto Fletcher. Mr. Fletcher resigned as the CEO and sole board member during the quarter was replaced by Donald as the CEO and sole board member.

Our business operations are very cash intensive, and currently we do not have the capital resources to fund our production operations. However, our legal counsel is exploring the process of registering an offering to raise funds to fund our production slate of projects. However, we can offer no assurances that we will raise any funds from the sale of our financial instruments. Our first feature film Murder by Deception was officially completed during the quarter and we expect to begin distribution of Murder by Deception during the second half of 2005. We have completed the principal photography of our second feature film project The Music Games and we are nearing the completion of the principal photography on our third feature film project, Dirty Copz: The Execution

We no longer have use of the production of facility located at 2905 Amwiler RD, Atlanta, GA. We are currently searching for a facility to conduct our production activities from and as of the date of this report we have not located a facility.

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

                               PRODUCTION DIVISION

The company conducts its production operations through its wholly owned subsidiary GreenLight Productions, Inc. GreenLight Productions, Inc. acts as the primary production company on all of the company's projects as well as out sourced projects. Greenlight Productions' equipment consists of 3 Apple Computers, G-5, 2.0 Dual processor workstations all equipped with Final Cut Pro HD as well as Shake 3.5, Adobe After Effects 6.5, Adobe Photoshop, Adobe Illustrator, Logic Pro 6.5, DVD Pro 3.0 as well as numerous other specialized production software. The G-5 HD workstation is also equipped with the AJA Kona 2 HD card as well as the breakout module. Greenlight Productions also has the use of 2 Panasonic DVX-100A 24p production cameras both equipped with the anamorphic lens adapter for widescreen HD production. Greenlight recently acquired the use of the Lowell Super Ambi light kit to assists it in its production capabilities.

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

The company has entered into a joint venture with Code Red Entertainment to assist it in meeting its capital needs to finance its projects. Currently the joint venture is exploring methods of using the recently enacted Georgia Tax Credit Production Legislation to finance its project during 2006. Their can be no assurances given that the joint venture will be able to raise any funds using these methods.

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

Results of Operations - For the Nine-Month Period Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------


Revenues. We generated no revenue during the quarter ended September 30, 2005.

Cost of revenues. We generated no revenues during the quarter ended September 30, 2005. However, we incurred legal fees and expenses associated with the merger of August 22, 2003 and general consulting fees and expenses associated with our operations.

Gross Margin. Because we generated no revenue during the quarter ended September 30, 2005, we have a negative gross margin due to the incurring of operating expenses.

Operating Expenses. Our operating expenses consist primarily of expenses for executive and administrative personnel, professional and consulting services expenses. We had operating expenses for the three-month period ended September 30, 2005 of $100,036 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs reductions associated with our merger and general operating expenses.

Net Loss. Our net loss for the nine-month period ended September 30, 2004 was $100,036 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At September 30, 2005, we had total current tangible assets of $26,956 compared to total current assets of $298,000 for the same period ending 2004. The decease in current tangible assets reflects an adjustment made by our auditor in the valuation of the assets carried on the balance sheet of the company.

We had fixed assets of $0 at September 30, 2005, compared to fixed assets of $0 at September 30, 2004. Our total tangible assets were $289,000 at September 30, 2004 compared to total assets of $0 at September 30, 2002.

Our total current liabilities are $0.0 as of September 30, 2005 compared to total current liabilities of $0 as of September 30, 2004.. We had no long-term liabilities as of September 30, 2005 and 2004. We have incurred no long term liabilities during the periods ending on September 30, 2005.

We had a cash flow from operations of $ negative 100,036 during the three-month period ended September 30, 2005 compared to a negative cash flow from operations of $200,000 during the three-month period ended September 30, 2004. This negative cash flow from operations during the three-month period ended September 30, 2004 is principally the result of non-cash compensation. We had $36 in cash used in investing activities during the nine-month period ended September 30, 2004 compared to cash used of 0 during the same period in the prior year.

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

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filed by the company on September 14, 2005.

(a) Exhibits:

Exh
No.                                            Description

31.1 Certification of Donald Evans, CEO of Silver Screen Studios, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.)

32.1 Certification of Donald Evans, CEO of Silver Screen Studios, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.

** Filed herewith.

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Screen Studios, Inc.

By: /s/ Donald Evans, acting CEO
    ----------------------------
Dated: November 12, 2005
Atlanta, GA