Form 10KSB
period 2005-12-31
SILVER SCREEN STUDIOS INC
filed 2006-03-28
CIK 1262456

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                             6050 Peachtree Parkway
                                  Suite 240-234
                               Norcross, GA 30092
          (Address of Principal Executive Offices, Including Zip Code)

                              --------------------

                                Thomas Ware, Esq.
                             6050 Peachtree Parkway
                                  Suite 240-234
                               Norcross, GA 30092
                                  678-362-0226
           (Name, Address, and Telephone Number of Agent for Service)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes No [X]

     State issuer's revenues for its most recent fiscal year: $0.0 for the year ended December 31, 2005.

     As of December 31, 2005, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $352,466. As of December 31, 2005, 176,233,385 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
ITEM 1

                                                                                                   Page
                                                                                                   ----

Description of Business ..............................................................................3

Description of Property .............................................................................21

Legal Proceedings ...................................................................................22

Submission of  Matters to a Vote of Security Holders ................................................22

Market for Common Equity and Related Stockholders Matters ...........................................22

Management's Discussion and Analysis or Plan of Operation ...........................................23

Financial Statements ................................................................................27

Changes In and Disagreements with Accountants .......................................................27

Controls and Procedures .............................................................................27

Directors, Executive Officers, Compliance with Section 16(a) of the Exchange Act. ...................28

Executive Compensation ..............................................................................29

Security Ownership of Certain Beneficial owners and Management and Related Stockholders Matters .....29

Certain Relationships and Related Transactions ......................................................30

Exhibits, Financial Statements and Reports on Form 8-K ..............................................30

Principal Accountant Fees and Services ..............................................................31

              CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This ANNUAL Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Quarterly Report on Form 10-QSB filed on November 2005. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.


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

General

      We are a faith based and inspirational content multimedia entertainment company with a focus on developing family centered entertainment content. We develop, produce and distribute a broad range of music, motion picture and other filmed entertainment content.

We believe that our primary mission and vision is to spread the Word of Jesus Chris as printed in the holy bible through various entertainment related products. Accordingly, the content that we will produce in the future will have as its purpose the glorification of God and his kingdom. The company will be used as a vehicle to spread the message throughout the world in as many distribution channels as financially possible.

In addition, we intend to establish a music publishing division, a television production division and a producer/artist management division primarily concentration on the faith based and inspirational market segment. We have identified a market opportunity in the entertainment industry resulting from the convergence of music and film in the world's fastest growing consumer entertainment product, the digital video disc ("DVD"). The percentage of DVD unit sales has increased in market share for entertainment content delivery to consumers faster than any format in entertainment history.

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


The Film Division

     Green Light Productions, Inc. operates our film division. Green Light acts as our in-house production arm that produces, distributes and markets feature-length DVD films and movies, taking projects from initial creative development through principal photography, post-production, distribution and ancillary sales. We believe that fans of faith based and inspirational Hip-Hop and Urban Music are active consumers throughout the world, purchasing CDs, DVDs, records, clothes and concert tickets. In addition, members of the Hip-Hop audience are a highly coveted demographic group targeted by advertising retailers due to their age and spending habits. We believe that outside of traditional Hollywood productions, there is a shortage of "Lifestyle Specific" DVD products for the Hip-Hop audience.

     Green Light Productions, Inc. will produce low budget films with plots and marquee name music artists and that are relevant to the mainstream youth culture, particularly the Hip-Hop and Urban Music audience. Kadalak Entertainment Group., our music arm will produce soundtracks featuring the aforementioned artists to be sold as a CD packaged with a DVD for retail sale to consumers.

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

     Our projects when the demand requires will be given a minimal theatrical release in approximately two to three theaters in several major markets in the United States to create awareness about a particular film. The end product at retail will be a DVD/CD package that will have a retail price of approximately $19.99 to $34.99 with an approximate $16 to $20 wholesale price. Our sales goal is 100,000 to 500,000 units worldwide for each project. We intend to distribute to the rental market using direct distribution and revenue share output arrangements with Blockbuster and other leading rental retailers. In addition, when the opportunity arises we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co. Inc., and others who buy large volumes of videos and DVDs to sell directly to the consumer.

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

The Record Division

     Kadalak Entertainment Group operates our record division. We believe that the next five years will offer important opportunities for the organization and growth of viable, newly created record companies. We believe that such companies will be more competitive because they have the ability to be flexible, responsive and are not constrained by the typical large company bureaucracy.

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

Promotion and Marketing
-----------------------

     We plan to release records primarily in gospel, motivational, neo-classical soul and Rap/Hip-Hop, dance and alternative music fields. Accordingly, we expect to market our records to the principal buying groups in the 12 to 45 year old categories broadly representative of the American population in that age group.

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

     On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we will not have enough cash to meet our anticipated cash requirements through January 31, 2006 if we do not raise at least $2,500,000 from the sale of our securities or other financing means. While we are in discussions and have entered agreements with potential financing sources, we currently do not have definitive arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

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

     We have a limited history in the entertainment industry. In August 23, 2003, we entered into a merger with SSSG Acquisition Corp providing the basis for our formation. Our strategy is to become an independent multimedia entertainment company. In addition to operating a music division, recording studio division and film production company, we plan to establish television, publishing and management operations. Prior to entering into the Share Exchange Agreement, we did not operate in the multimedia and entertainment industry. Accordingly, we have a limited history in the industry in which we operate. We have retained the law firm of Thomas Ware, Esq. of Atlanta, GA to act as our legal counsel and to provide strategic legal planning on the entertainment industry. We are dependent on the advice of Thomas Ware, Esq. and there is no assurance that Thomas Ware, Esq. will continue to represent our interests.

     Our net loss for the period from inception (August 23, 2003) to December 31, 2005 totaled $1,763,374. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2006. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely effected.

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

Our success will be largely dependent upon the continued employment of our key executive officers and, particularly, our continued employment of our law firm of Thomas Ware, Esq., ("TW") The loss of Thomas Ware, Esq. services would have a material adverse effect on us. We believe that our continued success will depend to a significant extent upon the efforts and abilities of our executive officers and our ability to retain them.

Although we believe that we would be able to locate a suitable replacement for Thomas Ware, Esq. if their services were lost, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical, creative and administrative personnel. Competition for highly talented personnel is intense and can lead to increased compensation expenses. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business.

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

     We plan to produce records in multiple genres of music including neo-classical soul and hip-hop, gospel, and inspirational and motivational content. Our proposed artists will be primarily in this segment of the market. If tastes move away from this type of music and we do not develop any alternatives, then we may not be able to sell enough entertainment products and services to be profitable. Although we believe that this sector will continue to grow, consumer taste is unpredictable and constantly changing, and we cannot predict with any certainty that this segment will continue to remain popular.

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

     We expect to sell our equity and or debt securities in order to raise the funds necessary to fund our operations. Any such transactions will involve the issuance of our previously authorized and un-issued securities and will result in the dilution of the ownership interests of our present stockholders.

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

     We intend to enter international markets, licensing arrangements and to form joint ventures internationally to expand sales of our planned entertainment products and to market our entertainment products and services. International operations are subject to inherent risks, including:

o    potentially weaker intellectual property rights;
o    changes in laws and policies affecting trade;
o difficulties in obtaining foreign licenses; changes in regulatory requirements; instability of foreign economies and governments;
o instances of war or terrorists activities; unexpected changes in regulations and tariffs;
o    fluctuations in the value of foreign currencies;
o intricate investment and tax laws, including laws and policies relating to the repatriation of funds and to withholding taxes; and
o uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

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

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

o    the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

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

     We expect that our future operating results may fluctuate significantly as a result of the following:

o the timing of domestic and international releases of future music projects, or films we produce;
o    the success of our future music projects or films;
o the timing of the release of related products into their respective markets;
o    the costs to distribute and promote the future music projects and films;
o the success of our distributors in marketing our future music projects and films;
o the timing of receipt of proceeds generated by the music projects, and films from distributors;
o the introduction of new music projects, and films by our future competitors; the timing and magnitude of operating expenses and capital expenditures;
o the level of un-reimbursed production costs in excess of budgeted maximum amounts;
o the timing of the recognition of advertising costs for accounting purposes under generally accepted accounting principles; and
o general economic conditions, including continued slowdown in advertiser spending.


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

ITEM 2   DESCRIPTION OF PROPERTY

Our current address is 6050 Peachtree Parkway, Suite 240-234, Norcross, GA 30092. We plan to locate our business operations to a permanent location once the financial resources are available. We believe that our current facilities are adequate to conduct our business operations for the foreseeable future.

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

ITEM 4   SUBMISSION  OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fiscal year ending on December 31, 2005 the Company did not submit any proposals to the shareholders for vote.

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

--------------------------------------------------------------------------------
Period                                         High bid           Low Bid
--------------------------------------------------------------------------------
January 1, 2005 thru Dec. 31, 2005               $0.02             $0.002
-------------------------------------------------------------------------------

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "SSSU.OB".

Market Information
------------------

On August 23, 2003 our predecessor, Group Management Corp, Inc., filed Form 8k-12G(3) with the Securities and Exchange Commission registering our common stock under the Exchange Act. Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board as SSSU in September of 2003. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended December 31, 2005 which information was provided by NASDAQ Trading and Market Services.


--------------------------------------------------------------------------------
Period                                   High Bid              Low bid
--------------------------------------------------------------------------------
January 1, 2005 thru Dec. 31, 2005        $0.02                 $0.002
--------------------------------------------------------------------------------

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.

Holders
-------

     As of December 31, 2005 we had 702 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent.

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

     We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2005, causing us to be able to produce, but not distribute or place into service our feature films. We believe that we need to raise or otherwise obtain at least $2,500,000 in additional financing in order to implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution. Accordingly, in order to generate revenues in Fiscal 2006, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to implement our business plan.

History of the Company
----------------------

     We are a Georgia corporation whose common stock is eligible for quotation on the Over-The-Counter Bulletin Board Trading System under the symbol "SSSU". From the date of our formation in May, 2003 through December 31, 2005, we have been engaged in the business of the entertainment industry.

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

Results of Operations

Our operations during fiscal 2005 we concentrated on restructuring the business model of Silver Screen Studios, Inc. Our operations did not generate any revenue in fiscal 2005. However, the Company has completed one project that was in development during fiscal 2004, Murder by Deception, ("MBD"). MBD is the first feature film produced by the Company through its production subsidiary Greenlight Productions, Inc. MBD will be distributed by Silver Screen Distributions, Inc. MBD will be a direct to DVD production with an expected release date during 2006.

The Company through it publishing division, Millennium Publishing has two novels completed and ready for publication. The first novel, Heirs to Murder will be produced as an E-Book. The Company has created what we believe is a novel concept in the publication of a novel. The Company will utilize the E-book format to include in the internals of the book various multi-media content, including but not limited to, audio and video materials. We have also complete the novel Single Black Female: The Single Life for distribution during 2006. However, there can be no assurance that we will generate net revenues from any of these arrangements.

Operating Loss

The net loss form operations for the fiscal year 2005 resulted primarily from the payment of legal and consulting fees related to our complete restructuring of operations. Going forward in fiscal year 2006 legal and consulting fees should remain constant as we initiate operations of our various subsidiary businesses. We did no comparisons with previous years operating losses as we have yet to generate any revenue.

Liquidity Resources

During Fiscal 2006, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to seek financing to fund our operations for the next twelve months through sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently seeking sources of financing. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $2,500,000 in order to meet our anticipated cash requirements through January 31, 2006. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.

Default of Agreements

We are not currently in default of any agreements or loan covenants.

In addition, we have accounts payable of $0.0 and accrued expenses in the aggregate amount of $0.0.

We also have other no obligations which mature or may mature in the next twelve months.

The nature of our business is such that significant cash outlays are required to produce and acquire films, television programs, music soundtracks and albums. However, Net Revenues from these projects are earned over an extended period of time after their completion or acquisition. Accordingly, we will require a significant amount of cash to fund our present operations and to continue to grow our business. As our operations grow, our financing requirements are expected to grow proportionately and we project the continued use of cash in operating activities for the foreseeable future. Therefore we are dependent on continued access to external sources of financing. Our current financing strategy is to sell our equity securities to raise a substantial amount of our working capital. We also plan to leverage investments in film and music productions through operating credit facilities, co-ventures and single-purpose production financing.

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

     These matters raise substantial doubt about our ability to continue as a going concern. We will need to raise significant additional funding in order to satisfy our existing obligations and to fully implement our business plan. There can be no assurances that such funding will be available on terms acceptable to us or at all. If we are unable to generate sufficient funds, particularly at least $2,500,000, then we may be forced to cease or substantially curtail operations.

     We do not pay and do not intend to pay cash dividends on our common stock. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business.

ITEM 7. FINANCIAL STATEMENTS

     Our consolidated financial statements for Fiscal Years 2005 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-6.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 3, 2004 we engaged the auditing firm of Kahn Boyd Levychin of 67 Wall St, NY, NY to complete a re-audit of our 2003 financial statements. Prior to the engagement the company had never done any business with the firm or any of its principals. Now known as KBL, LLP, the firm is engaged as the principal auditing firm of the company and has completed the audit of our financial statements for the fiscal year 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of December 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision of our legal counsel, and with the participation of our management, including Donald Evans, our acting Chief Executive Officer. Based upon that evaluation, Mr. Evans, after consulting with our legal counsel, concluded that our disclosure controls and procedures are effective.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of March 24, 2006.


-------------------------------------------------------------------------------
                Name            Age         Position with Company
-------------------------------------------------------------------------------
Donald Evans                     33         Acting Chief Executive Officer
-------------------------------------------------------------------------------

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

A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:

Donald Evans is the acting Chief Executive Officer and sole board member since August 2005. Mr. Evans has experience in the entertainment industry through his personal company and Mr. Evans is knowledgeable in numerous production software applications.

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

ITEM 10. EXECUTIVE COMPENSATION

Mr. Evans is our acting Chief Executive Officer and has not been compensated by the company during fiscal year 2005. Mr. Evans does not have an employment contract with the company.

We did not grant any stock options during Fiscal 2005. No options were exercised by any of our executive officers in Fiscal 2005.

Long Term Incentive Plans

We currently do not have any long-term incentive plans.

Compensation of Directors

Our director is not compensated for any services provided as a director.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth, as of December 31, 2005, certain information with respect to beneficial ownership of our common stock as of December 31, 2005 by:

each person known to us to be the beneficial owner of more than 5% of our common stock; of each of our directors; of each of our executive officers; and all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of December 31, 2005, 176,233,385 shares of our common stock were issued and outstanding.

-------------------------------------------------------------------------------------------------
Name                                   Amount and Nature of           Percentage of Class
                                       Beneficial ownership
-------------------------------------------------------------------------------------------------
Donald Evans-Director, CEO                    None                         None
-------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

There were no related party transactions occurring during fiscal year 2005. There were no related party transactions occurring during fiscal year 2005.

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

-----------------------------------------------------------
Form                                 Date Filed
-----------------------------------------------------------
Form 8-K                             January 12, 2005
-----------------------------------------------------------
Form 8-K                             January 19, 2005
-----------------------------------------------------------
Form 8-K                             September 9, 2005
-----------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         Audit Fees
         ----------

During Fiscal 2005, the aggregate fees billed for professional services rendered by our principal auditor for the audit of our annual financial statements was $12,500.00.

         Audit-Related Fees
         ------------------

During Fiscal 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         Tax Fees
         --------

During Fiscal 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

         All Other Fees
         --------------

During Fiscal 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

         Audit Committee Approval
         ------------------------

         We do not presently have an audit committee. All of the services listed above were approved by Donald Evans, our Chief Executive Officer and sole director.

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Screen Studios, Inc.

By: /s/ Donald Evans
    --------------------
Donald Evans
CEO
Dated: March 23, 2006.
Atlanta, GA.

                           Silver Screen Studios, Inc.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      January 1, 2005 to December 31, 2005
                           SILVER SCREEN STUDIOS, INC.

DESCRIPTION                                                         PAGE
-----------                                                         ----

INDEPENDENT AUDITORS' REPORT .......................................F-1
BALANCE SHEETS                                                      F-2
STATEMENTS OF OPERATIONS ...........................................F-3
STATEMENT OF CHANGES IN STOCKHOLDERS'DEFICIT .......................F-4-5
STATEMENTS OF CASH FLOWS ...........................................F-6
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES .........................7-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................F-9-11

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004
                                       AND
                        FROM INCEPTION (AUGUST 23, 2003)
                            THROUGH DECEMBER 31, 2005

                                    Contents

--------------------------------------------------------------------------------------------------
Independent registered auditors' report                                                        F-1

Financial statements
   Balance sheet                                                                               F-2
   Statement of operations during the development stage                                        F-3
   Statement of changes in stockholders' deficit during the development stage                  F-4-5
   Statement of cash flows during the development stage                                        F-6

Summary of significant accounting policies                                                     F-7-8

Notes to the financial statements                                                              F-9-11

                     Independent Registered Auditors' report

--------------------------------------------------------------------------------

To the Board of Directors
Silver Screen Studios, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Silver Screen Studios, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from inception (August 23, 2003) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Screen Studios, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period from inception (August 23, 2003) through December 31, 2005, are in conformity with accounting principles generally accepted in the Unites States of America.

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



KBL, LLP
Certified Public Accountants

March 08, 2006

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           DECEMBER 31, 2005 AND 2004

                                                                                     2005                   2004
                                                                                ------------            ------------
                                     Assets

Current assets
     Cash                                                                       $      6,483            $      6,670
                                                                                ------------            ------------

       Total current assets                                                            6,483                   6,670
                                                                                ------------            ------------
Fixed assets
     Furniture and equipment not yet placed in service                                20,322                  20,322
                                                                                ------------            ------------

       Total assets                                                             $     26,805            $     26,992
                                                                                ============            ============

                      Liabilities and Shareholders' Deficit

Shareholders' deficit
   Preferred stock (100,000,000 shares $.001 par value
      authorized, none issued and outstanding)                                  $          -           $           -
   Common stock (300,000,000 shares $.001 par value
      authorized, 176,233,385 and 168,483,385 issued and
       outstanding respectively)                                                     176,233                 168,483
  Additional paid-in capital                                                      39,435,101              39,365,351
  Accumulated deficit                                                            (39,584,529)            (39,506,842)
                                                                                ------------            ------------

     Total shareholders' deficit                                                      26,805                  26,992
                                                                                ------------            ------------

      Total liabilities and shareholders' deficit                               $     26,805            $     26,992
                                                                                ============            ============

See independent registered auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004
                        AND FOR THE PERIOD FROM INCEPTION
                   (AUGUST 23, 2003) THROUGH DECEMBER 31, 2005


                                                                                         Inception
                                                                                          through
                                                   December 31,      December 31,       December 31,
                                                       2005              2004              2005
                                                 -------------       -------------      -------------
Revenue                                          $          --       $          --      $          --
                                                 -------------       -------------      -------------
General and administrative expenses
   Professional fees                                    77,500           1,275,500          1,763,007
   Bank charges                                            187                 156                367
                                                 -------------       -------------      -------------

Total general and administrative expenses               77,687           1,275,656          1,763,374
                                                 -------------       -------------      -------------

Net loss                                         $     (77,687)      $ (1,275,656) $       (1,763,374)
                                                 =============       =============      =============

Loss per weighted average shares of
  common stock outstanding                       $      (.0004)      $      (.0089)     $      (.0118)

Weighted average number of shares of
  common stock outstanding                         174,810,782         142,959,888        149,346,147



See independent registered auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004
                        AND FOR THE PERIOD FROM INCEPTION
                   (AUGUST 23, 2003) THROUGH DECEMBER 31, 2005


                                                           Additional                               Total
                                           Common           paid-in          Accumulated        stockholders'
                                           stock            capital            deficit             deficit
                                      ------------        ------------       ------------        ------------
Balance, August 23, 2003              $    151,765        $ 37,669,390       $(37,821,155)       $         --
Recapitalization of common
   shares of Group Management
     as acquiree in merger with
       Silver Screen Studios as
         an acquirer                       (75,883)             75,883                 --                  --
Common stock shares issued
  to related parties for
     professional fees                      41,001             369,006                 --             410,007
Related party assets contributed
  coincident to merger transaction:
     Furniture and equipment                    --              20,322                 --              20,322
     Cash                                       --               3,000                 --               3,000
Net loss for period                             --                  --           (410,031)           (410,031)
                                      ------------        ------------       ------------        ------------

Balance, December 31, 2003                 116,883          38,137,601        (38,231,186)             23,298


Common stock shares issued to
   related parties for
      professional fees                     51,600           1,223,900                 --           1,275,500
Shareholder cash contributions                  --               3,850                 --               3,850
Net loss for year ended
   December 31, 2004                            --                  --         (1,275,656)         (1,275,656)
                                      ------------        ------------       ------------        ------------

Balance, December 31, 2004                 168,483          39,365,351        (39,506,842)             26,992
Common stock shares issued
    to related parties for
       professional fees                     7,750              69,750                 --              77,500
Net loss for year ended
   December 31, 2005                            --                  --            (77,687)            (77,687)
                                      ------------        ------------       ------------        ------------

Balance, December 31, 2005            $    176,233        $ 39,435,101       $(39,584,529)       $     26,805
                                      ============        ============       ============        ============


See independent registered auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004
                        AND FOR THE PERIOD FROM INCEPTION
                   (AUGUST 23, 2003) THROUGH DECEMBER 31, 2005


Common stock shares issued and outstanding

Recapitalization of Group Management common stock shares on
   August 23, 2003 coincident to merger with Silver Screen Studios, Inc.                   75,882,685
Common stock shares issued to related parties for professional fees                        41,000,700
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                                                                116,883,385
Common stock shares issued to related parties for professional fees                        51,600,000
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                                                                168,483,385
Common stock shares issued to related parties for professional fees                         7,750,000
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                                                                176,233,385
----------------------------------------------------------------------------------------------------------

See independent registered auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004
                        AND FOR THE PERIOD FROM INCEPTION
                     (AUGUST 23, 2003) TO DECEMBER 31, 2005


                                                                                           Inception
                                                                                            through
                                                   December 31,        December 31,       December 31,
                                                       2005                2004              2005
                                                   -----------           -----------      -----------
Cash flows from operating activities
  Net loss                                         $   (77,687)          $(1,275,656)     $(1,763,374)
  Adjustments to reconcile net loss to
     net cash used by operating activities
       Cost of common stock issued to
          related parties for professional fees         77,500             1,275,500        1,763,007
                                                   -----------           -----------      -----------

Net cash used by operating activities                     (187)                 (156)            (367)
                                                   -----------           -----------      -----------
Cash flows from financing activities
    Cash contributed to the Company                         --                 3,850            6,850
                                                   -----------           -----------      -----------

Net cash provided by financing activities                   --                 3,850            6,850
                                                   -----------           -----------      -----------

Net (decrease) increase in cash                           (187)                3,694            3,483
Cash, beginning of year                                  6,670                 2,976               --
                                                   -----------           -----------      -----------
Cash, end of year                                  $     6,483           $     6,670      $     6,483
                                                   ===========           ===========      ===========




Supplementary disclosures of cash flow information

    Cash paid during the year for:
       Interest expense                            $        --           $        --      $        --
       Income taxes                                $        --           $        --      $        --




See independent registered auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

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

On August 23, 2003, pursuant to an agreement and plan of merger, the Company converted on a one for one basis 75,882,665 of its $.001 par value common stock in exchange for all of the issued and outstanding $.002 par value common stock of Group Management Corporation in the same share amount. The plan called for Group Management Corporation to merge into SSSG Acquisition Corp., a merger related subsidiary of the Company, with the Company remaining as the successor reporting entity pursuant to Section 12(g)(3) (see Note 4).

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

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003, and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of December 31, 2005, nor had it had significant revenue from its inception to that date. Consequently, the Company remains in the development stage, and its financial statements have been presented consistent with that status.

Accounting basis and revenue recognition

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is incurred.

See independent registered auditors' report, and the accompanying notes to the financial statements.

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





See independent registered auditors' report, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:


                                                       2005             2004
--------------------------------------------------------------------------------

Net operating loss to be carried forward           $  599,547          590,566
Less: valuation allowance                            (599,547)        (590,566)

--------------------------------------------------------------------------------

Net deferred tax asset                             $       --        $      --
--------------------------------------------------------------------------------


The Company incurred no Georgia state income tax expense for the year ended December 31, 2005 and 2004.

The Company has net operating loss carryovers of $1,763,374 to offset future income tax. The net operating losses expire as follows:

December 31, 2018                                $    410,031
             2019                                   1,275,656
             2020                                      77,687

NOTE 2 - OPERATING FACILITIES

The Company maintains its offices in the premises of its law firm. The terms for use of the space have not as yet been agreed upon by both parties. The parties have agreed there shall be no cost for the use of the space. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to December 31, 2005, and continues to do so.




See independent registered auditors' report, and the accompanying notes to the financial statements.

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

Group Management Corporation's debt obligation of $1.1 million reflected on its books prior to the merger transaction and the related rights were included as part of the estate. The estate of SSSG Acquisition Corporation was closed pursuant to a judicial order, without distributions to the holders, granted in United States Bankruptcy Court in the Northern District of Georgia on November 4, 2004.

NOTE 4 - EQUITY TRANSACTIONS

During the year ended December 31, 2005 the Company paid its legal services providers and consultants a total of 7,750,000 shares of common stock, which were valued at $77,500 (based on the publicly traded share price of the Company's stock on the date the shares were issued) in exchange for legal and consulting services.

During the period from inception (August 23, 2003) to December 31, 2004 the Company's legal service providers received a total of 59,820,000 shares of common stock with an aggregate value of $1,157,700 based on the publicly traded share price of the Company's stock on the date the shares were issued, in exchange for legal services. 36,600,000 valued at $925,500 were issued during the year ended December 31, 2004 and 23,220,000 shares valued at $232,200 were issued during the period from inception (August 2, 2003) to December 31, 2003. During the year ended December 31, 2004 the law firm paid $12,500 directly to the Company's auditors for services rendered in connection with the audit of the Company's 2003 financial statements.

Coincident to and in the immediate period since the merger transaction on August 23, 2003, a shareholder contributed furniture and equipment principally consisting of computer, sound and imaging equipment and software, valued at his acquisition cost of $20,322 for no consideration. He also contributed a total of


See independent registered auditors' report, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - EQUITY TRANSACTIONS (CONTINUED)

$6,850 in cash to the Company of which $3,850 was contributed during the year ended December 31, 2004 and $3,000 was contributed during the period from inception (August 23, 2003) to December 31, 2003. Both the contributed cash and the furniture and equipment have been reflected by the Company via corresponding credits to additional paid-in capital aggregating $6,850 and $23,322.

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

The Company incurred a net loss of $77,687 and $1,275,656 respectively for the years ended December 31, 2005 and 2004, and, as of December 31, 2005, had incurred cumulative losses since inception of $1,763,374. The Company's existence in the current and prior period has been dependent on advances and contributions from related parties and other individuals, and the issuance of equity securities in exchange for professional fees. The ability of the Company to continue as a going concern is dependent on generating revenue from its planned businesses and obtaining additional capital and financing.

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


See independent registered auditors' report, and the accompanying notes to the financial statements.