Form 10QSB
period 2006-03-31
SILVER SCREEN STUDIOS INC
filed 2006-05-12
CIK 1262456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark one)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-108534

                           Silver Screen Studios, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

             Georgia                                        20-0097368
             -------                                        ----------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

  6050 Peachtree Parkway, Ste 240-234,                        30092
         Norcross, GA 30092                                   -----
         ------------------
(Address of principal executive offices)                    (Zip Code)

                                 (404-255-0400)
                                 --------------
                          (Issuer's telephone number)


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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 178,483,385 shares issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                 January 1, 2006
                                       TO
                                 March 31, 2006

                                    Contents
================================================================================

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                                 March 31, 2006
                                    UNAUDITED

================================================================================
                                                             2005         2006
--------------------------------------------------------------------------------

                                     Assets
Current assets
     Cash                                                $         $      6,634
--------------------------------------------------------------------------------
       Total current assets                                               6,634
--------------------------------------------------------------------------------
Fixed assets
     Furniture and equipment not yet placed in service                   20,322
--------------------------------------------------------------------------------
       Total assets                                      $         $     26,956
================================================================================

                      Liabilities and Stockholders' Deficit

Stockholders' deficit
   Preferred stock (100,000,000 shares $.001 par value
      authorized, none issued and outstanding)           $      -  $          -
   Common stock (300,000,000 shares $.001 par value
      authorized, 178,483,385 issued and
        outstanding respectively)
                                                                        178,483
   Additional paid-in capital,                                       39,455,351
   Accumulated deficit,                                             (39,606,878)
--------------------------------------------------------------------------------
     Total stockholders' deficit                                         26,956
--------------------------------------------------------------------------------
     Total liabilities and stockholders' deficit         $         $     26,956
================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                                 March 31, 2006
                                    UNAUDITED


================================================================================
   Qtr ended                                             March 31          2006
--------------------------------------------------------------------------------
Revenue                                                                     0.0
--------------------------------------------------------------------------------
General and administrative expenses
   Professional fees
   Bank charges                                                              36
--------------------------------------------------------------------------------
Total general and administrative expenses                                    36
--------------------------------------------------------------------------------
Net loss                                                           $        (36)
================================================================================

Loss per weighted average shares of common
  stock outstanding                                                $       (.01)

Weighted average number of shares of
  common stock outstanding                                          145,459,888



See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                            March 31, 2006 UNAUDITED

==============================================================================================
March 31, 2006

                                                  Additional                        Total
                                    Common         paid-in        Accumulated    stockholders'
                                     stock         capital          deficit        deficit
----------------------------------------------------------------------------------------------
Balance, December 31, 2006       $    168,483    $ 39,365,351    $(39,606,878)   $     26,992
Common stock issued for
  professional fees
Shareholder cash contributions
Net loss                                                                  (36)            (36)
-----------------------------------------------------------------------------------------------
Balance, March 31, 2006          $    178,483    $ 39,455,351    $(39,506,842)   $     26,956
===============================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                                 March 31, 2006
                                    UNAUDITED

==========================================================================================================
Common stock shares issued and outstanding
Recapitalization of Group Management common stock shares on
  August 23, 2003 coincident to merger with Silver Screen Studios, Inc.                    75,882,685
Common stock shares issued for professional fees                                           92,600,700
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                                                168,483,385
Common stock shares issued for professional fees                                           10,000,000
----------------------------------------------------------------------------------------------------------
Balance, March 31, 2006                                                                   178,483,385
==========================================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 MARCH 31, 2006
                                    UNAUDITED

                                                                      Period
                                                                      Ended
                                                                     March 31,
                                                                       2006
--------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                         $        (36)
  Adjustments to reconcile net loss to net
     cash used by operating activities
       Cost of common stock issued for
          services                                                            0
--------------------------------------------------------------------------------
Net cash used by operating activities                                       (36)
--------------------------------------------------------------------------------
Cash flows from investing activities
    Increase in furniture and equipment                          -
--------------------------------------------------------------------------------
Net cash used by investing activities                            -
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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 MARCH 31, 2006
                                    UNAUDITED

================================================================================
                                                                     For the
                                                                   period ended
                                                                     March 31,
                                                                       2006
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          $        (36)
Cash and cash equivalents, beginning of year                              6,670
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period $                         $      6,634
================================================================================


Supplementary disclosures of cash flow information
   Cash paid during the year for:
       Interest expense                 $         -   $        -   $          -
       Income taxes                               -            -              -
-






See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003 and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations have not as yet commenced as of March 31, 2006, nor had it had revenue from its inception to that date. Consequently, the Company remains in the development stage and its financial statements have been presented consistent with that status.

Accounting basis and revenue recognition

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is incurred.




See and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 1 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                                          2006
--------------------------------------------------------------------------------
Net operating loss to be carried forward                         $      421,422
Less: valuation allowance                                              (421,442)
--------------------------------------------------------------------------------
Net deferred tax asset                          $                $
================================================================================


The Company incurred no Georgia state income tax expense for the period ended March 31, 2006.

The Company has net operating loss carryovers of $1,685,687 to offset future income tax. The net operating losses expire as follows:

December 31, 2013                                                $      410,031
             2014                                                     1,275,656

NOTE 2 - OPERATING FACILITIES

The Company maintains its offices in the premises of its law firm. The terms for use of the space have not as yet been agreed upon by both parties. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to March 31, 2006, and continues to do so.

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

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

NOTE 4 - EQUITY TRANSACTIONS

During the period from inception (August 23, 2003) to March 31, 2006 the Company's law firm received a total of 69,820,000 shares of common stock with an aggregate value of $1,257,700 based on the publicly traded share price of the Company's stock on the date the shares were issued, in exchange for legal services. 36,600,000 valued at $925,500 were issued during the year ended December 31, 2004 and 23,220,000 shares valued at $232,200 were issued during the period from inception (August 2, 2003) to December 31, 2003. During the year ended December 31, 2004 the law firm paid $12,500 directly to the Company's auditors for services rendered in connection with the audit of the Company's 2003 financial statements.

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

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

During the period from inception (August 23, 2003) to December 31, 2004, the Company incurred losses aggregating $1,685,687 as it remained a development stage entity. $1,275,656 of the losses were incurred during the year ended December 31, 2005 and $410,031 of the losses were incurred during the period from inception (August 23, 2003) to December 31, 2006. The Company's continued existence in the current and prior period has been dependent on advances and contributions from individuals, and the issuance of equity securities in exchange for professional fees. The ability of the Company to continue as a going concern is dependent on generating revenue from its planned businesses and obtaining additional capital and financing.

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

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing based upon our business model. Following the end of the quarter ended March 31, 2006, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Currently we have funded our operations by the payment of legal services with our common stock. To date we have not generated any revenue since beginning operation after the merger on August 22, 2003. We have several projects in various stages of development and we anticipate the completion of several projects during the 2006. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved. Our principal business operations are in the entertainment content creation industry. Currently we are operating without a full management team. Our business operations are very cash intensive, and currently we do not have the capital resources to fund our production operations. However, our legal counsel is exploring the process of registering an offering to raise funds to fund our production slate of projects. However, we can offer no assurances that we will raise any funds from the sale of our financial instruments.

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

We have partnered with a joint venture partner to development novels, films and other entertainment related products. Our joint venture partners assists us in the development, financing and production of our projects

We are also developing the third installment of the action adventure series tentatively title: The Root of All Evil: The Final Battle. This installment will complete a trilogy beginning with Heirs to Murder, Unit 1-A and The Root of All
Evil: The Final Battle. The company anticipates it will use in its ABS financing model to fund the production of the series. Each of the novels will be released as e-books as well as limited print versions and furthermore, each developed into a feature length scripts for either direct to DVD or a limited theatrical exhibition.

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

Results of Operations - For the Nine-Month Period Ended March 31, 2006 and 2005
-------------------------------------------------------------------------------

Revenues. We generated no revenue during the quarter ended March 31, 2006.

Cost of revenues. We generated no revenues during the quarter ended March 31, 2006.

Gross Margin. Because we generated no revenue during the quarter ended March 31, 2006, we have a negative gross margin due to the incurring of operating expenses.

Operating Expenses. Our operating expenses consist primarily of expenses for executive and administrative personnel, professional and consulting services expenses. We had operating expenses for the three-month period ended March 31, 2006 of $36 compared to operating expenses of $10,000 during the same period in the prior year. Our operating expenses decreased due to costs reductions associated with our merger and general operating expenses.

Net Loss. Our net loss for the nine-month period ended March 31, 2006 was $36 compared to a net loss of $100,036 during the same period in the prior year. The decrease in our net loss was primarily due to the reduction of legal fees, consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At March 31, 2006 we had total current tangible assets of $26,956 compared to total current assets of $26,956 for the same period ending 2005. The decease in current tangible assets reflects an adjustment made by our auditor in the valuation of the assets carried on the balance sheet of the company.

Our total current liabilities are $0.0 as of March 31, 2006 compared to total current liabilities of $0 as of March 31, 2005. We had no long-term liabilities as of March 31, 2006 and 2005. We have incurred no long term liabilities during the periods ending on March 31, 2006.

We had a cash flow from operations of $ negative 36 during the three-month period ended March 31, 2006 compared to a negative cash flow from operations of $100,000 during the three-month period ended March 31, 2005. This negative cash flow from operations during the three-month period ended March 31, 2005 is principally the result of non-cash compensation. We had $36 in cash used in investing activities during the nine-month period ended March 31, 2006 compared to cash used of 0 during the same period in the prior year.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exh.
No.                                            Description


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

Silver Screen Studios, Inc.
By: /s/ Donald Evans, acting CEO
--------------------------------
Dated: May 10, 2006
Atlanta, GA