Form 10QSB
period 2006-06-30
SILVER SCREEN STUDIOS INC
filed 2006-08-14
CIK 1262456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

                                   (Mark one)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended: June 30, 2006

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-108534

                           Silver Screen Studios, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

             Georgia                                      20-0097368
             -------                                      ----------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

 6050 Peachtree Parkway, Suite 240-234                    30092
 -------------------------------------                    -----
         Norcross, GA30092                              (Zip Code)
         -----------------
(Address of principal executive offices)

                                 (404-255-0400)
                          (Issuer's telephone number)

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

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 218,483,385 shares issued and outstanding as of June 30, 2006. Transitional Small Business Disclosure Format: Yes [_] No [X]

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                  APRIL 1, 2006
                                       TO
                                  JUNE 30, 2006

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                                  June 30, 2006
                                    UNAUDITED
--------------------------------------------------------------------------------

                                                                       2005             2006
------------------------------------------------------------------------------------------------
                                     Assets

Current assets
     Cash                                                         $                  $    6,598
------------------------------------------------------------------------------------------------
       Total current assets                                                               6,598
------------------------------------------------------------------------------------------------
Fixed assets
     Furniture and equipment not yet placed in service                                   20,322
------------------------------------------------------------------------------------------------
       Total assets                                               $                  $   26,920
------------------------------------------------------------------------------------------------


                      Liabilities and Stockholders' Deficit

Stockholders' deficit
     Preferred stock (100,000,000 shares $.001 par value
       authorized, none issued and outstanding)                   $        -         $        -
     Common stock (300,000,000 shares $.001 par value
       authorized, 218,483,385 issued and
       outstanding respectively)
                                                                                        218,483
     Additional paid-in capital,                                                     39,815,351
     Accumulated deficit,                                                           (39,426,806)
------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                                      362,920

------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' deficit                $                  $  362,920
------------------------------------------------------------------------------------------------

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                                  June 30, 2006
                                    UNAUDITED
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
   Qtr ended                                                         June 30          2006
------------------------------------------------------------------------------------------------
Revenue                                                                                 0.0
------------------------------------------------------------------------------------------------
General and administrative expenses
   Professional fees                                                                 80,000
   Bank charges                                                                          36
------------------------------------------------------------------------------------------------
Total general and administrative expenses                                            80,036
------------------------------------------------------------------------------------------------
Net loss                                                                        $   (80,036)
------------------------------------------------------------------------------------------------


Loss per weighted average shares of common
   stock outstanding                                                            $      (.01)

Weighted average number of shares of
   common stock outstanding                                                     178,459,888


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                             June 30, 2006 UNAUDITED
--------------------------------------------------------------------------------

June 30, 2006

                                                        Additional                                Total
                                        Common           paid-in             Accumulated        stockholders'
                                        stock            capital               deficit            deficit
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005             $ 178,483       $ 39,455,351        $ (39,506,842)       $  26,956
Common stock issued for
  professional fees                       40,000            360,000                               400,000
Shareholder cash contributions
Net loss                                                                         (80,036)         (80,036)
------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006                 $ 218,483       $ 39,815,351        $ (39,426,806)       $ 362,920
------------------------------------------------------------------------------------------------------------


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                                  JUNE 30, 2006
                                    UNAUDITED
--------------------------------------------------------------------------------

Common stock shares issued and outstanding

Recapitalization of Group Management common stock shares on
  August 23, 2003 coincident to merger with Silver Screen Studios, Inc.              75,882,685
Common stock shares issued for professional fees                                     92,600,700
-----------------------------------------------------------------------------------------------
Balance, December 31, 2006                                                          178,483,385
Common stock shares issued for professional fees                                     40,000,000
-----------------------------------------------------------------------------------------------
Balance, June 30, 2006                                                              218,483,385
-----------------------------------------------------------------------------------------------


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                  JUNE 30, 2006
                                    UNAUDITED
--------------------------------------------------------------------------------

                                                                            Period
                                                                            Ended
                                                                           June 30,
                                                                            2006
-------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                              $  (80,036)
  Adjustments to reconcile net loss to net
     cash used by operating activities
       Cost of common stock issued for
          services                                                          80,000
-------------------------------------------------------------------------------------
Net cash used by operating activities                                          (36)
-------------------------------------------------------------------------------------

Cash flows from investing activities
    Increase in furniture and equipment                      -
-------------------------------------------------------------------------------------
Net cash used by investing activities                        -
-------------------------------------------------------------------------------------

Cash flows from financing activities
    Cash contributed to the company
     Furniture and equipment contributed to
     the company
------------------------------------------------------------------------------------
Net cash provided by financing activities
-------------------------------------------------------------------------------------


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                             SILVER SCREEN STUDIOS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                FOR THE PERIOD ENDED
                                    JUNE 30, 2006
                                      UNAUDITED
--------------------------------------------------------------------------------

                                                                                     For the
                                                                                  period ended
                                                                                     June 30,
                                                                                      2006
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       $       (36)
Cash and cash equivalents, beginning of period                                        6,634
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $                          $     6,598
-----------------------------------------------------------------------------------------------


Supplementary disclosures of cash flow information
    Cash paid during the year for:
       Interest expense                              $       -      $       -   $       -
       Income taxes                                          -              -           -



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

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003 and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of June 30, 2006, nor had it had revenue from its inception to that date. Consequently, the Company remains in the development stage and its financial statements have been presented consistent with that status.

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:
                                                                         2006
-------------------------------------------------------------------------------
Net operating loss to be carried forward                           $   421,422
Less: valuation allowance                                             (421,442)
-------------------------------------------------------------------------------
Net deferred tax asset                                 $           $
-------------------------------------------------------------------------------

The Company incurred no Georgia state income tax expense for the period ended June 30, 2006.

The Company has net operating loss carryovers of $1,685,687 to offset future income tax. The net operating losses expire as follows:


December 31,      2013                                           $   410,031
                  2014                                             1,275,656

NOTE 2 - OPERATING FACILITIES

The Company maintains its offices in the premises of its law firm. The terms for use of the space have not as yet been agreed upon by both parties. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to June 30, 2006, and continues to do so.

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

Current Operations:

For the quarter ended on June 30, 2006 the Company was in the process of restructuring its current operations. The Company felt it was in the best interest of the shareholders to diversify its business model to include strategic business units in the areas of real estate, entertainment and financial services.

The Company hired a real estate consultant to assist it in the evaluation of opportunities and to assist it in the formation of a business plan in the real estate sector. To date the Company has identified several opportunities and will upon financing, undertake to commence operations. We feel given our resources and abilities, our resources should be focused on the financing and acquisition of distressed assets. The distressed assets sectors will allow us to acquire assets and redeploy the asset with a minimum capital investment. It is our future plan to acquire distressed assets in bulk to establish economies of scale and financing opportunities.

We feel the entertainment industry offers the Company an avenue where the barriers to entry are such that the Company can enter and achieve a competitive position given its resources. We have the current ability and expertise to develop and produce small feature films and videos for a direct to the consumer distribution model. Our competitive advantage is that we own the means of production and we originate and develop our creative ideas in-house, hence we do not have the developmental costs our competitors have.

If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Our business operations are very cash intensive, and currently we do not have the capital resources to fund our production operations. However, our legal counsel and internal investment banking unit are exploring the process of registering an offering to raise funds to fund our projects. However, we can offer no assurances that we will raise any funds from the sale of our financial instruments. We are in development of several websites and streaming media sites that will allow us to distribute our content to a global audience. The development of the streaming websites we anticipate will increase the company's potential to generate revenue, but there are no assurances the projects will be successful.

                          PUBLISHING AND MEDIA DIVISION

Our wholly owned operating division Millennium Publishing is the literary content acquisition vehicle used by the company to source and to develop literary content that is adapted or developed into screenplays that the company develops into video or film projects. As of the end of the second quarter, Millennium Publishing has completed two novels, Heirs to Murder and Murder Times 2.

We feel the publishing industry offers the Company an opportunity to enter an industry where the capital outlay is minimum, but the real can be enormous. The publishing industry's financing dynamics suite our cash flow position where we can acquire the rights to a projects for a minimum up front cost and the costs resulting to the company will be the publication, marketing and distribution fees. We believe that out experience in the media production sector will give us a cost advantage in the production of marketing material that out similar situated competitor do not enjoy.

The novel Heirs to Murder has also been adapted into a feature length screenplay. Both novels will be released to the public as e-books and a limited print edition of each novel will also be released. We have also acquired the rights to two additional novels, The Set-Up and The Single Life. We anticipate that both of these novels will be released during the coming quarter. If successful in their release, these projects will provide the Company with a cash flow source that can be leveraged to finance other company projects.

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

We have partnered with a joint venture partner to development novels, films and other entertainment related products. Our joint venture partner assists us in the development, financing and production of our projects

We are also developing the third installment of the action adventure series tentatively title: The Root of All Evil: The Final Battle. This installment will complete a trilogy beginning with Heirs to Murder, Unit 1-A and The Root of All
Evil: The Final Battle. The company anticipates it will use in its ABS financing model to fund the production of the series. Each of the novels will be released as e-books as well as limited print versions and furthermore, each developed into a feature length scripts for either direct to DVD or a limited theatrical exhibition.


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

Our restructuring activities include a financial services strategic business unit. It is our plans to develop the SBU into a multi line commercial financing operation. Our initial focus will be on establishing relationships in the commercial real estate financing sector and designing financial instruments that will enable the Company to finance its on going operations.

We are exploring ways to utilize the Georgia Investment Tax Credits for Film Productions, as well as the Federal Tax Credit for Film Production.

Results of Operations - For the Three-Month Period Ended June 30, 2006.
-----------------------------------------------------------------------

Revenues. We generated no revenue during the quarter ended June 30, 2006.

Cost of revenues. We generated no revenues during the quarter ended June 30, 2006. However, we incurred consulting expenses associated with the restructuring of our business operations during the period.

Gross Margin. Because we generated no revenue during the quarter ended June 30, 2006, we have a negative gross margin due to the incurring of operating expenses.

Operating Expenses. Our operating expenses consist primarily of professional and consulting services expenses. We had operating expenses for the three-month period ended June 30, 2006 of $80,000 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs associated with our restructuring activities.

Net Loss. Our net loss for the three-month period ended June 30, 2006 was $80,036 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees and consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At June 30, 2006, we had total current tangible assets of $26,956 compared to total current assets of $26,956 for the same period ending 2005. Our intellectual property consisting of manuscripts and screenplays has not been valued as of the end of the period. Upon completion of the development phase of each project and the placing into service of each project, a value will be place on each project.

We had fixed assets of $0 at June 30, 2006, compared to fixed assets of $0 at September 30, 2002. Our total tangible assets were $0.0 at June 30, 2005 compared to total assets of $289, at June 30, 2004.

Our total current liabilities are $0.0 as of June 30, 2006 compared to total current liabilities of $0 as of June 30, 2005. We had no long-term liabilities as of June 30, 2006 and 2005. We have incurred no long term liabilities during the periods ending on June 30, 2006.

We had a cash flow from operations of $ negative 80,036 during the three-month period ended June 30, 2006 compared to a negative cash flow from operations of $0.0 during the three-month period ended June 30, 2005. This negative cash flow from operations during the three-month period ended June 30, 2006 is principally the result of non-cash compensation. We had $36 in cash used in investing activities during the three-month period ended June 30, 2006 compared to cash used of $36 during the same period in the prior year.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:


                                  Description

Exh.                                                                                                Page
No.                                                                                                  No.

31.1  Certification of Donald C. Evans, CEO of Silver Screen Studios, Inc., pursuant to 18           **
      U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of
      2002.)
32.1                                                                                                 **
      Certification of Donald C. Evans, CEO of Silver Screen Studios, Inc., pursuant to 18
      U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.
** Filed herewith.




                                   SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Silver  Screen Studios, Inc.
By:     /s/ Donald C. Evans, acting CEO
        ------------------------------
Dated:  August 12, 2006
        Atlanta, GA