Form 10QSB
period 2006-09-30
SILVER SCREEN STUDIOS INC
filed 2006-11-14
CIK 1262456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

                                   (Mark one)
       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-108534

                           Silver Screen Studios, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

               Georgia                                    20-0097368
               -------                                    ----------
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

          233 Peachtree Street
               Suite 1225
               Atlanta, GA                                   30303
               -----------                                   -----
(Address of principal executive offices)                   (Zip Code)

                                 (404-255-0400)
                                 --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 254,483,385 shares issued and outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                  July 1, 2006
                                       TO
                               September 30, 2006

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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                                 Sept. 30, 2006
                                    UNAUDITED

==========================================================================================
                                                                   2005         2006
------------------------------------------------------------------------------------------

                                           Assets
Current assets
     Cash                                                       $          $      6,598
------------------------------------------------------------------------------------------
       Total current assets                                                       6,598
------------------------------------------------------------------------------------------
Fixed assets
     Furniture and equipment not yet placed in service                           20,322
------------------------------------------------------------------------------------------
       Total assets                                             $          $     26,920
==========================================================================================

                            Liabilities and Stockholders' Deficit

Stockholders' deficit
   Preferred stock (100,000,000 shares $.001 par value
      authorized, none issued and outstanding)                  $      -   $          -
   Common stock (1,000,000,000 shares $.001 par value
      authorized, 218,483,385 issued and
        outstanding respectively)
                                                                                254,483
   Additional paid-in capital,                                               40,139,351
   Accumulated deficit,                                                     (39,506,842)
------------------------------------------------------------------------------------------
     Total stockholders' deficit                                                642,884
------------------------------------------------------------------------------------------
     Total liabilities and stockholders' deficit                $          $    642,884
==========================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                                 Sept. 30, 2006
                                    UNAUDITED

================================================================================
   Qtr ended                                   Sept. 30              2006
--------------------------------------------------------------------------------
Revenue                                                                   0.0
--------------------------------------------------------------------------------
General and administrative expenses
   Professional fees                                                   80,000
   Bank charges                                                            36
--------------------------------------------------------------------------------
Total general and administrative expenses                              80,036
--------------------------------------------------------------------------------
Net loss                                                        $     (80,036)
================================================================================

Loss per weighted average shares of common
  stock outstanding                                             $        (.01)

Weighted average number of shares of
  common stock outstanding                                        254,483,385



See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                            Sept. 30, 2006 UNAUDITED

===============================================================================================
Sept. 30, 2006

                                                   Additional                       Total
                                     Common         paid-in       Accumulated    stockholders'
                                     stock          capital         deficit        deficit
-----------------------------------------------------------------------------------------------
Balance, June 30, 2006           $    218,483    $ 39,815,351    $(39,426,806)   $    362,920
Common stock issued for
  professional fees                    36,000         324,000                         360,000
Shareholder cash contributions
Net loss                                                              (80,036)        (80,036)
-----------------------------------------------------------------------------------------------
Balance, Sept. 30, 2006          $    254,483    $ 40,139,351    $(39,506,842)   $    642,884
===============================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                                 SEPT. 30, 2006

                                    UNAUDITED
================================================================================

Common stock shares issued and outstanding

Recapitalization of Group Management common
  stock shares on August 23, 2003 coincident
  to merger with Silver Screen Studios, Inc.                       75,882,685
Common stock shares issued for professional fees                   92,600,700
--------------------------------------------------------------------------------
Balance, June 30, 2006                                            218,483,385
Common stock shares issued for professional fees                   36,000,000
--------------------------------------------------------------------------------
Balance, Sept. 30, 2006                                           254,483,385
================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 SEPT. 30, 2006
                                    UNAUDITED

================================================================================
                                                                     Period
                                                                      Ended
                                                                    Sept. 30,
                                                                       2006
--------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                          $  (80,036)
  Adjustments to reconcile net loss to net
     cash used by operating activities
       Cost of common stock issued for
          services                                                      80,000
--------------------------------------------------------------------------------
Net cash used by operating activities                                      (36)
--------------------------------------------------------------------------------
Cash flows from investing activities
    Increase in furniture and equipment                                      -
--------------------------------------------------------------------------------
Net cash used by investing activities                                        -
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

                           SILVER SCREEN STUDIOS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 SEPT. 30, 2006
                                    UNAUDITED

================================================================================
                                                                  For the
                                                                period ended

                                                                  Sept. 30,
                                                                    2006
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                         $        (36)
Cash and cash equivalents, beginning of period                           6,634
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period $                        $      6,598
================================================================================

Supplementary disclosures of cash flow information
  Cash paid during the year for:
       Interest expense                $        -    $        -   $          -
       Income taxes                             -             -              -
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

Development stage enterprise

The newly constituted Company has only been in existence as an operating entity since August 23, 2003 and is in the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of Sept. 30, 2006, nor had it had revenue from its inception to that date. Consequently, the Company remains in the development stage and its financial statements have been presented consistent with that status.

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

The Company incurred no Georgia state income tax expense for the period ended Sept. 30, 2006.

The Company has net operating loss carryovers of $1,685,687 to offset future income tax. The net operating losses expire as follows:

December 31, 2013                                               $      410,031
             2014                                                    1,275,656

NOTE 2 - OPERATING FACILITIES

The Company maintains its offices in the premises of its law firm. The terms for use of the space have not as yet been agreed upon by both parties. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to Sept. 30, 2006, and continues to do so.

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

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the entertainment industry and our ability to implement our plan of operations for selling entertainment products and services on-line and through direct marketing based upon our business model. Following the end of the quarter ended Sept. 30, 2005, we commenced implementation of our plan to increase our operating cash flows by the production of entertainment related products. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Current Operations:

For the quarter ended on Sept. 30, 2006 the Company was in the process of restructuring its current operations. The Company felt it was in the best interest of the shareholders to diversify its business model to include strategic business units in the areas of real estate, entertainment and financial services.

The Company hired a real estate consultant to assist it in the evaluation of opportunities and to assist it in the formation of a business plan in the real estate sector. To date the Company has identified several opportunities and will upon financing, undertake to commence operations. We feel given our resources and abilities, our resources should be focused on the financing and acquisition of distressed assets. The distressed assets sectors will allow us to acquire assets and redeploy the asset with a minimum capital investment. It is our future plan to acquire distresses assets in bulk to establish economies of scale and financing opportunities.

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

Our restructuring activities include a financial services strategic business unit. It is our plans to develop the SBU into a multi line commercial financing operation. Our initial focus will be on establishing relationships in the commercial real estate financing sector and designing financial instruments that will enable the Company to finance it on going operations.

We are exploring ways to utilize the Georgia Investment Tax Credits for Film Productions, as well as the Federal Tax Credit for Film Production.

Results of Operations - For the Three-Month Period Ended Sept. 30, 2006.
------------------------------------------------------------------------

Revenues. We generated no revenue during the quarter ended Sept 30, 2006.

Cost of revenues. We generated no revenues during the quarter ended Sept. 30, 2006. However, we incurred consulting expenses associated with the restructuring of our business operations during the period.

Gross Margin. Because we generated no revenue during the quarter ended Sept. 30, 2006, we have a negative gross margin due to the incurring of operating expenses.

Operating Expenses. Our operating expenses consist primarily of professional and consulting services expenses. We had operating expenses for the three-month period ended Sept. 30, 2006 of $80,000 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs associated with our restructuring activities.

Net Loss. Our net loss for the three-month period ended Sept. 30, 2006 was $80,036 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees and consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At Sept. 30, 2006, we had total current tangible assets of $26,956 compared to total current assets of $26,956 for the same period ending 2005. Our intellectual property consisting of manuscripts and screenplays has not been valued as of the end of the period. Upon completion of the development phase of each project and the placing into service of each project, a value will be place on each project.

We had fixed assets of $0 at Sept. 30, 2006, compared to fixed assets of $0 at September 30, 2002. Our total tangible assets were $0.0 at Sept. 30, 2005 compared to total assets of $289, at Sept. 30, 2004.

Our total current liabilities are $0.0 as of Sept. 30, 2006 compared to total current liabilities of $0 as of Sept. 30, 2005. We had no long-term liabilities as of Sept. 30, 2006 and 2005. We have incurred no long term liabilities during the periods ending on Sept. 30, 2006.

We had a cash flow from operations of $ negative 80,036 during the three-month period ended Sept. 30, 2006 compared to a negative cash flow from operations of $0.0 during the three-month period ended Sept. 30, 2005. This negative cash flow from operations during the three-month period ended Sept. 30, 2006 is principally the result of non-cash compensation. We had $36 in cash used in investing activities during the three-month period ended Sept. 30, 2006 compared to cash used of $36 during the same period in the prior year.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exh.                                                                                                Page
No.                                            Description                                           No.
31.1  Certification of Barry Thomas, CEO of Silver Screen Studios, Inc., pursuant to 18               **
      U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.)
32.1  Certification of Barry Thomas, CEO of Silver Screen Studios, Inc., pursuant to 18               **
      U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.
** Filed herewith.



                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Screen Studios, Inc.
By: /s/ Barry Thomas, acting CEO
--------------------------------
Dated: November 12, 2006.
Atlanta, GA