Form 10KSB
period 2006-12-31
SILVER SCREEN STUDIOS INC
filed 2007-04-23
CIK 1262456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB
                                  Annual report
                           THE SECURITIES ACT OF 1934

                              --------------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to _________


                    Global 1 Investment Holdings Corporation.
             (Exact Name of Registrant as Specified in Its Charter)

           GEORGIA                                     20-8887008
           -------                                     ----------
  (State or Other Jurisdiction of               (I.R.S. Employer Commission
   Incorporation or Organization)                Identification No.)

                                233 Peachtree St.
                                   Suite 1225
                                Atlanta, GA 30303

          (Address of Principal Executive Offices, Including Zip Code)

                              --------------------


                                  Barry Thomas
                                233 Peachtree St.
                                   Suite 1225
                                Atlanta, GA 30303

                                  404-222-7344
           (Name, Address, and Telephone Number of Agent for Service)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $0.00 for the year ended December 31, 2006.

     As of December 31, 2006, the aggregate market value of the common stock of the issuer held by non-affiliates, based on the average bid and asked price of the common stock as quoted on the OTC Bulletin Board, was $5,973,500. As of December 31, 2006, 398,233,385 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
ITEM 1

Page

Description of Business .....................................................4

Description of Property ....................................................23

Legal Proceedings ..........................................................23

Submission of  Matters to a Vote of Security Holders .......................23

Market for Common Equity and Related Stockholders Matters ..................23

Management's Discussion and Analysis or Plan of Operation ..................24

Financial Statements .......................................................28

Changes In and Disagreements with Accountants ..............................28

Controls and Procedures ....................................................27

Directors, Executive Officers, Compliance with Section 16(a)
of the Exchange Act. .......................................................29

Executive Compensation .....................................................31

Security Ownership of Certain Beneficial owners and Management and Related Stockholders Matters ...........................................32

Certain Relationships and Related Transactions .............................32

Exhibits, Financial Statements and Reports on Form 8-K .....................33

Principal Accountant Fees and Services .....................................33

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This ANNUAL Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange
Commission filings, including our Quarterly Report on Form 10-QSB filed on November 2006. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

The company entered into a general restructuring on or about April 2006. The purpose of the restructuring was to allow the company to verify its shareholder base and to focus the company on a line of business for potential growth. During the restructuring period the company found it necessary to shift its primary business focus from entertainment to financial services. In November 2006 as a result of the restructuring the company entered into a name change, cusip number change and a symbol change. The company is now known as Global 1 Investment Holdings Corporation and trades on the OTC Bulletin Board under the ticker symbol GOIH. The company's office is located at 233 Peachtree St., Ste 1225, Atlanta, GA 30303.

General
     We are a full service diversified investment management company with interests in real estate, entertainment and financial services. Our primary business focus is on the acquisition and deployment of financial assets in the operation of the three primary business lines. Moreover, we are a Christian based company that prescribes to the Bible as the final authority on all questions of ethics and moral issues concerning the businesses of the company. Accordingly, the company restricts its business agenda to opportunities that do not contradict the principles and teachings of the Bible.


      Our entertainment division is a faith based and inspirational content multimedia entertainment company with a focus on developing family centered entertainment content. We develop, produce and distribute a broad range of music, motion picture and other filmed entertainment content.

We believe that our primary mission and vision is to spread the Word of Jesus Chris as printed in the holy bible through various entertainment related products. Accordingly, the content that we will produce in the future will have as its purpose the glorification of God and his kingdom. The company will be used as a vehicle to spread the message throughout the world in as many distribution channels as financially possible. We have developed several innovative financing techniques using federal tax credits and state tax credits which will allow and investor to deduct a portion of their investment against any tax liability owed in the United States.

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

The Studio Division

We intend to provide audio recording services to the music industry, including national and international recording companies, independent record producers and other entities which request the services of our to be constructed recording facilities. The studio division will seek to combine technological expertise and creative, experienced management in the state-of-the-art commercial recording facilities.

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

         On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we will not have enough cash to meet our anticipated cash requirements through January 31, 2007 if we do not raise at least $2,500,000 from the sale of our securities or other financing means. While we are in discussions and have discussed agreements with potential financing sources, we currently do not have definitive arrangements with respect to, or sources of, additional financing. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. The entertainment industry is rapidly evolving.

Because we are involved in three primary lines of business our capital needs will vary and we are uncertain as to the exact amount of capital we will need to enter into a competitive Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.


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

         Our net loss for the period from inception (August 23, 2003) to December 31, 2006 totaled $2,494,264. We expect that production and development, marketing and operating expenses will increase significantly during the next several years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of Fiscal 2007. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our project development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely effected.

We have limited operating experience in the Real Estate, and Investment Management Industry.

Our experience in the real estate and investment management industry is limited to the experience of our CEO Barry Thomas and our legal counsel. We have formed an internal investment banking group consisting of Mr. Thomas and our legal counsel and consultants on as needed basis. The investment banking group devises various strategies and evaluates the proposals submitted to the company for review. It is our intention once we are capitalized to hire a staff with the necessary expertise in investment banking, real estate and investment management. However, there can be no assurance we will be able to attract the talent necessary to operate the businesses.

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

       We expect that our future operating results may fluctuate significantly as a result of the following:

the timing of domestic and international releases of future music projects, or films we produce;
the success of our future music projects or films;
the timing of the release of related products into their respective markets;
the costs to distribute and promote the future music projects and films;
the success of our distributors in marketing our future music projects and films;
the timing of receipt of proceeds generated by the music projects, and films from distributors;
the introduction of new music projects, and films by our future competitors;
the timing and magnitude of operating expenses and capital expenditures;
the level of un-reimbursed production costs in excess of budgeted maximum amounts;
the timing of the recognition of advertising costs for accounting purposes under generally accepted accounting principles; and general economic conditions, including continued slowdown in advertiser spending.

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


ITEM 2   DESCRIPTION OF PROPERTY

Our current address is 233 Peachtree St., Suite 1225, Atlanta, GA 30303. We located our business operations to this address in August 2006. We are seeking to relocate to larger spaces once we have the resources to facilitate the move. We anticipate locating our investment banking and investment management operations to New York, NY during fiscal year 2007.


ITEM 3   LEGAL PROCEEDINGS

The Company is not currently involved in any litigation that it is aware of. However, the company as a diversified financial services company is involved in the real estate, entertainment and investment management industries and the Company could become party to litigation in its ordinary course of business. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.


ITEM 4   SUBMISSION  OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fiscal year ending on December 31, 2006 the Company did not submit any proposals to the shareholders for vote.


ITEM 5            MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

Period                                     High bid            Low Bid
--------------------------------------------------------------------------------
January 1, 2006 thru Dec. 31, 2006          $0.088              $0.002
--------------------------------------------------------------------------------

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "GOIH.OB".

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


Period

                                                  High Bid          Low bid
--------------------------------------------------------------------------------
January 1, 2006 thru Dec. 31, 2006                 $0.088           $0.002
--------------------------------------------------------------------------------


The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.

Holders
-------

       As of December 31, 2006 we had 702 stockholders of record of our common stock. Such number of record holders was derived from the records maintained by our transfer agent.

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

Overview
--------

         We are a full service investment management corporation with interest in real estate, entertainment and financial services. Our primary business focus is on the acquisition and deployment of financial assets in the primary business lines of the company. Our primary business focus is the deployment of financial resources in the pursuit of creating a profit for our shareholder and building shareholder value. To date our operations have focused on restructuring the operations of Silver Screen Studios, Inc. We believe we have restructured the operations and have created a new company, Global 1 that will form the foundation to build a world class financial services platform.

Our plans are to build an investment banking operations that has the resources to fund start-up business through venture capital and to take these start-up businesses public via our network market operations that will use the distribution capacity of other broker dealers to distribute the shares in the start-up companies. Our plans are to have business incubators in major cities throughout the world and have a network of contacts that sources the most promising business ideas for development.


Our internal investment team has designed several innovative financial instruments that will enable us to finance our business during fiscal 2007. The success of these instruments is not assured and there is a risk that the instrument will not be successful, however, our development of the instruments has, we believe, given us a strategic advantage over our competitors in the lines of business we operate in.

Given the rapid changes the entertainment industry is experiencing due to the digitalization of the various forms of distribution as well as production, we intend to invest in the latest production hardware from Apple Computers and obtain the latest digital production cameras from Panasonic. We feel with the addition of the new equipment we will be in position to produce a quality production at an affordable price. Moreover, it is out intent to utilize the Apple TV as a mean of distribution of our multimedia products.

Our plans for fiscal 2007 are to capitalize our Entertainment division using a specially created entertainment production fund using the federal tax credit investment program. Our plans are to create, finance, and distribute videos and motion picture with budgets up to $20 million (USD). We estimate that the production fund can raise up to $1,000,000,000 using a specially created instrument and sourcing the capital in various countries of the world and in various currencies.

       We presently do not have sufficient cash to implement our business plan. We have experienced this lack of liquidity throughout Fiscal 2006, causing us to be able to produce, but not distribute or place into service our feature films. We believe that we need to raise or otherwise obtain at least $2,500,000 in additional financing in order to implement our business plan. If we are successful in obtaining such financing, we may require an additional nine to twelve months in order to complete production of additional feature films for release and distribution. Accordingly, in order to generate revenues in Fiscal 2006, we may need to rely on other sources of revenue such as acquiring the rights to distribute and exploit feature films and other entertainment content produced by third parties. If we are not successful in obtaining additional financing, we will not be able to implement our business plan.

History of the Company
----------------------

         We are a Georgia corporation whose common stock is eligible for quotation on the Over-The-Counter Bulletin Board Trading System under the symbol "GOIH". From the date of our formation in May, 2003 through October 2006, we were been engaged in the business of the entertainment industry. In October 2006 we changed our primary business focus to the investment of financial assets globally in our three business lines of real estate, entertainment and financial services.

       Pursuant to Rule 12g-3(a) under the Exchange Act, SSSG Acquisition Corp. was the successor issuer to Group Management Corp.. for reporting purposes under the Exchange Act, and the trading symbol as and the Section 12(g) registration and our common stock is deemed to be registered pursuant to Section 12(g) of the Exchange Act.

       On September 2003, our trading symbol on the Over-The-Counter Bulletin Board was changed from "GPMT" to "SSSU". On November 5, 2006 our symbol was changed from SSSU to GOIH to reflect the new name of Global 1 Investment Holding Corporation.

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


Results of Operations

Our operations during fiscal 2006 we concentrated on restructuring the business model of Silver Screen Studios, Inc. Our operations did not generate any revenue in fiscal 2005 and minimum revenues in 2006. However, we have in development several Regulation E investment funds that we will operate and cause to trade publicly in the market. It is our intent to create a portfolio of Regulation E funds under our management company that will invest in various opportunities globally.

The Company through it publishing division, Millennium Publishing has two novels completed and ready for publication. The first novel, Heirs to Murder will be produced as an E-Book. The Company has created what we believe is a novel concept in the publication of a novel. The Company will utilize the E-book format to include in the internals of the book various multi-media content, including but not limited to, audio and video materials. We have also completed the novel Single Black Female: The Single Life for distribution during 2007. However, there can be no assurance that we will generate net revenues from any of these arrangements.

Operating Loss

The net loss form operations for the fiscal year 2006 resulted primarily from the payment of legal and consulting fees related to our complete restructuring of operations. Going forward in fiscal year 2007 legal and consulting fees should remain constant as we initiate operations of our various subsidiary businesses. We did no comparisons with previous years operating losses as we have yet to generate any revenue.


Liquidity Resources

During Fiscal 2007, we anticipate continuing to pursue all possible funding scenarios that will finance our business operations. We intend to seek financing to fund our operations for the next twelve months through sales of our securities and/or a combination of alternative financing structures including, but not limited to, joint or co-ventures, licensing of projects, production subsidies, debt financing, tax structured financing, a merger with or acquisition of a foreign listed entity and partnerships for individual or multiple projects. We are presently seeking sources of financing. However, we are not certain that these financing transactions will close or whether we will be able to obtain additional financing. We believe that it will be necessary for us to raise at least $2,500,000 in order to meet our anticipated cash requirements through December 31, 2007. There can be no assurances that we will be successful in our efforts to raise this amount of additional financing. In the event that we are unable to raise these funds, we will then be required to delay our plans to grow our business and we will rely on our net revenues to fund our operations.


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

       We have not paid pay cash dividends on our common stock. However, we have several shareholder enhancement programs in development that depending on market conditions cause the company to declare and pay a cash dividend. We believe it to be in the best interest of our stockholders to invest all available cash in the expansion of our business.


ITEM 7.  FINANCIAL STATEMENTS

         Our consolidated financial statements for Fiscal Years 2006 and footnotes related thereto are included within Item 13(a) of this report and may be found at pages F-1 through F-6.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 3, 2004 we engaged the auditing firm of Kahn Boyd Levychin of 67 Wall St, NY, NY to complete a re-audit of our 2003 financial statements. Prior to the engagement the company had never done any business with the firm or any of its principals. Now known as KBL, LLP, the firm is engaged as the principal auditing firm of the company and has completed the audit of our financial statements for the fiscal year 2005. In March 20007 we engaged the auditing firm of Norman Ross, PC, Certified Public Accountants. The firm is the principal auditing firm of the company and was engaged to conduct the 2006 audit. The firm of Kahn Boyd Levychin was not engaged for 2006.

ITEM 8A.  CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures


       As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision of our legal counsel, and with the participation of our management, including Barry Thomas, our acting Chief Executive Officer. Based upon that evaluation, Mr. Thomas, after consulting with our legal counsel, concluded that our disclosure controls and procedures are effective.

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



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16 (a) OF THE EXCHANGE ACT

       The following table sets forth the names, ages and positions of our directors and executive officers and executive officers of our major operating subsidiaries as of December 31, 2006.

--------------------------------------------------------------------------------
                Name            Age          Position with Company
--------------------------------------------------------------------------------
Barry Thomas`                    49          Acting Chief Executive Officer
--------------------------------------------------------------------------------

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

A brief description of the business experience during the past five years of our director, our executive officers and our key employees is as follows:


Barry Thomas is the Chief Executive Officer and sole board member since August 2006. Mr. Thomas has experience in the real estate and insurance industry through his personal company. Mr. Thomas is knowledgeable and has experience in financial services and investment management.


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

ITEM 10. EXECUTIVE COMPENSATION

Mr. Thomas is our acting Chief Executive Officer and has not been compensated by the company during fiscal year 2006. Mr. Thomas does not have an employment contract with the company.



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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


       The following table sets forth, as of December 31, 2006, certain information with respect to beneficial ownership of our common stock as of December 31, 2006 by:

each person known to us to be the beneficial owner of more than 5% of our common stock; of each of our directors; of each of our executive officers; and all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of December 31, 2006: 398,233,385 shares of our common stock were issued and outstanding.


--------------------------------------------------------------------------------
Name                           Amount and Nature of      Percentage of Class
                               Beneficial ownership
--------------------------------------------------------------------------------
Barry Thomas-Director, CEO            None                       None
--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

There were no related party transactions occurring during fiscal year 2005. There were no related party transactions occurring during fiscal year 2006.

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


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following Exhibits are filed as part of this report.

The following documents previously filed with the Securities and Exchange Commission are incorporated by reference.


Form                                      Date Filed
----                                      ----------
Form 8-K .................................9/21/06
Form 8-K .................................10/21/06
Form 8-K .................................11/05/06
Form 8-k .................................11/28/06




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees
         ----------

During Fiscal 2006, the aggregate fees billed for professional services rendered by our principal auditor for the audit of our annual financial statements was $5,000.00.

         Audit-Related Fees
         ------------------

During Fiscal 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

         Tax Fees
         --------

During Fiscal 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

         All Other Fees
         --------------
During Fiscal 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

         Audit Committee Approval
         ------------------------

         We do not presently have an audit committee. All of the services listed above were approved by Barry Thomas, our Chief Executive Officer and sole director.

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Global 1 Investment Holdings Corporation.

By: /s/ Barry Thomas, CEO
Dated: April 20, 2007
Atlanta, GA.

                    Global 1 Investment Holdings Corporation.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

 January 1, 2006 to December 31, 2006 Global 1 Investment Holdings Corporation.

DESCRIPTION                                                             PAGE
-----------                                                             ----

INDEPENDENT AUDITORS' REPORT ...........................................F-1
BALANCE SHEETS .........................................................F-2
STATEMENTS OF OPERATIONS ...............................................F-3
STATEMENT OF CHANGES IN STOCKHOLDERS'DEFICIT ...........................F-4-5
STATEMENTS OF CASH FLOWS ...............................................F-6
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES .............................F-7-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................F-9-10

                    Global 1 Investment Holdings Corporation
                          (A Development Stage Company)

                    For the Year Ended December 31, 2006 and
                 For the Period from Inception (August 23, 2003)
                            Through December 31, 2006
Table of Contents

Independent Registered Auditors' Report                                 F-1

Financial Statements

         Balance Sheet                                                  F-2

         Statement of Income                                            F-3

         Statement of Changes in Stockholders' Equity (Deficit)         F-4

         Statement of Changes in Stockholders' Equity (Deficit)         F-5

         Statement of Cash Flows                                        F-6

         Summary of Significant Accounting Policies                     F-7-8

         Notes to the Financial Statements                              F-9-10

                     Independent Registered Auditors' Report



         To the Board of Directors
         Global 1 Investment Holdings Corporation
         Atlanta, Georgia

         We have audited the accompanying balance sheet of Global 1 Investment Holdings Corporation (a development stage company) as of December 31, 2006 and related statements of operations, changes in stockholders' deficit, and, cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Global 1 Investment Holdings Corporation as of December 31, 2006 and the results of its operations and its cash flows for the year ended are in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities or other forms of financing to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.


         /s/ Norman H. Ross

         NORMAN H. ROSS, PC
         April 16, 2007

   Norman H. Ross, PC
   2255 Cumberland Pkwy
   Building 800, Suite D
   Atlanta, Georgia 30339
   Telephone (770) 333-6445
   Fax (770) 333-6415

                                  Balance Sheet

                                     ASSETS

CURRENT ASSETS
       Cash                                                                         $      3,693
                                                                                    ------------

                                                                                           3,693
FIXED ASSETS
      Furniture and Equipment not yet placed in service                                   20,322
                                                                                    ------------

                                                                                          20,322
                                                                                    ------------

TOTAL ASSETS                                                                        $     24,015
                                                                                    ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' DEFICIT

      Preferred stock,( 100,0000,000 shares $.001 par value authorized, none issued and outstanding)

      Common stock (1,000,000,000 shares $.001
      par value authorized, 398,233,385 shares
      issued and outstanding)                                                       $    398,233
      Additional paid-in capital                                                      39,941,201
      Accumulated deficit                                                            (40,315,419)
                                                                                    ------------

TOTAL STOCKHOLDER'S EQUITY                                                          $     24,015
                                                                                    ============

                              Statement of Income

                                                                                  December 31,           Inception through
                                                                                      2006               December 31, 2006
                                                                                      ----               -----------------
REVENUE
      Sales Income                                                              $           -              $           -
                                                                                -------------              -------------
          Total Revenue                                                                     -                          -

GENERAL and ADMINISTRATIVE
      Bank charges                                                                         75                        442
      Business development                                                              6,815                      6,815
      Professional fees                                                               724,000                  2,487,007
                                                                                -------------              -------------
          Total General and Administrative Expenses                                   730,890                  2,494,264

NET LOSS                                                                        $    (730,890)             $  (2,494,264)
                                                                                =============              =============

Loss per weighted average shares of common
      stock outstanding                                                         $     (0.0027)             $     (0.0118)

Weighted average number of shares of common
      stock outstanding                                                           272,733,385                211,039,766



                  Statement of Changes in Stockholders Equity

     Statement of Changes in Stockholders Equity                                                                  Total
                                                            Common Stock     Additional       Accumulated      Shareholders'
                                                               Shares      Paid in Capital   Profit (Loss)        Deficit
                                                               ------      ---------------   -------------        -------
Balance, August  23, 2003                                   $    151,765    $ 37,669,390    $(37,821,155)    $          -
Recapitalization of common shares
  of Group Management as acquire in merger with                  (75,883)         75,883               -                -
  Silver Screen Studios as acquirer
Common stock shares issued to
  related parties for professional fees                           41,001         369,006               -          410,007

Related party assets contributed coincident
to merger transaction:
     Furniture and equipment                                           -          20,322               -           20,322
     Cash                                                              -           3,000               -            3,000

Net loss for period                                                    -               -        (410,031)        (410,031)
                                                            ------------    ------------    ------------     ------------

     Balance, December 31, 2003                                  116,883      38,137,601     (38,231,186)          23,298

Common stock shares issued to
  related parties for professional fees                           51,600       1,223,900               -        1,275,500

Shareholder cash contributions                                         -           3,850               -            3,850

Net loss for year ended December 31, 2004                              -               -      (1,275,656)      (1,275,656)
                                                            ------------    ------------    ------------     ------------

     Balance, December 31, 2004                                  168,483      39,365,351     (39,506,842)          26,992

Common stock shares issued to
  related parties for professional fees                            7,750          69,750               -           77,500

Net loss for year ended December 31, 2005                              -               -      (77,687.00)         (77,687)
                                                            ------------    ------------    ------------     ------------

     Balance, December 31, 2005                                  176,233      39,435,101     (39,584,529)          26,805

Common stock shares issued to
related parties for professional fees                            222,000         502,000               -          724,000

Shareholders cash contributions                                        -           4,100               -            4,100

Net loss for year ended December 31, 2006                              -               -        (730,890)        (730,890)
                                                            ------------    ------------    ------------     ------------

      Balance, December 31, 2006                            $    398,233    $ 39,941,201    $(40,315,419)    $     24,015
                                                            ============    ============    ============     ============

Common stock shares issued and outstanding
Recapitalization of Group Management
      common stock shares on August 23, 2003
      coincident to merger with Silver Screen Studios, Inc.                                                   75,882,685
Common stock shares issued to related parties for professional fees                                           41,000,700
                                                                                                             -----------

Balance, December 31, 2003                                                                                   116,883,385

Common stock shares issued to related parties for professional fees                                           51,600,000
                                                                                                             -----------

Balance, December 31, 2004                                                                                   168,483,385

Common stock shares issued to related parties for professional fees                                            7,750,000
                                                                                                             -----------

Balance, December 31, 2005                                                                                   176,233,385

Common stock shares issued to related parties for professional fees                                          222,000,000
                                                                                                             -----------

Balance, December 31, 2006                                                                                   398,233,385
                                                                                                             ===========

                                   Summary of Cash Flows

                                                                                     December 31,    Inception through
                                                                                         2006        December 31, 2006
                                                                                         ----        -----------------

Cash flows from operating activities:
      Net Loss                                                                       $  (730,890)         $(2,494,264)
      Adjustments to reconcile net loss to
      net cash used by operating activities
         Cost of common stock issued to related parties for
         professional fees                                                               724,000            2,487,007
                                                                                     -----------          -----------
          Net cash used by
              operating activities                                                        (6,890)              (7,257)
                                                                                     -----------          -----------

Cash flows from financing activities:
          Cash contributed to the Company                                                  4,100               10,900
                                                                                     -----------          -----------

          Net cash used by
             financing activities                                                          4,100               10,900
                                                                                     -----------          -----------

Net change in cash and cash equivalents                                                   (2,790)               3,693

Cash and cash equivalents at beginning of year                                             6,483                    -
                                                                                     -----------          -----------

Cash and cash equivalents year-to-date                                               $     3,693          $     3,693
                                                                                     ===========          ===========

                    Global 1 Investment Holdings Corporation.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies


Organization and merger transaction
-----------------------------------

The corporation changed its name from Silver Screen Studios, Inc. to Global 1 Investment Holdings Corporation effective on November 3, 2006. The shareholder's approval was obtained and there was no reverse split.

Silver Screen Studios, Inc. ("the Company") was organized to engage in the business of the development, production, financing and distribution of entertainment related products. The Company was incorporated in the State of Georgia in May of 2003. The company is the result of a reverse holding company merger formed by Group Management and SSSG Acquisition Corporation on August 23, 2003.

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

The company trades on the Over the Counter Bulletin Board under the symbol GOIH.


Development stage enterprise
----------------------------

The newly constituted Company has only been in existence as an operating entity since August 23, 2003, and is the process of identifying and exploiting commercially viable products that it can develop, produce and distribute. As such, its planned principal operations had not as yet commenced as of December 31, 2006, nor had it had significant revenue from its inception to that date. Consequently, the Company remains in the development stage, and its financial statements have been presented consistent with that status.


              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

Accounting basis and revenue recognition
----------------------------------------

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is incurred.


Estimates
---------

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


Fixed assets
------------

Fixed assets are stated at cost. Depreciation will be computed using accelerated methods, once the assets are placed in service, over the following estimated useful lives:

                                                                   Estimated
         Depreciation                                             useful life
         ------------------------------------------------         --------------

         Furniture and fixtures                                     7 years
         Equipment                                                  5 years


Income taxes
------------

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





              See the independent registered auditors' report, and
                 accompanying notes to the financial statements.

                       Notes to the Financial Statements

1. INCOME TAXES
   ------------

   The Company incurred no Georgia state income tax expense for the year ended December 31, 2006.

   The Company has net operating loss carryovers of $2,494,264 offset future income tax. The net operating losses expire as follows:

                           December 31, 2018                  $  410,031
                                       2019                    1,275,656
                                       2020                       77,687
                                       2021                      730,890


2. OPERATING FACILITIES
   --------------------

   The Company maintains its offices 233 Peachtree Street, Suite 1225, Atlanta, Ga.30303, in the premises of its law firm. Both parties have not as yet agreed upon the terms for use of the space. The parties have agreed there shall be no cost for the use of the space. Consequently, the Company has occupied its limited office space on a "rent free" basis for the period from inception (August 23, 2003) to December 31, 2006 and continues to do so.


3. LITIGATION
   ----------

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

4. EQUITY TRANSACTIONS
   -------------------

   During the year ended December 31, 2006 the Company paid its legal services providers and consultants a total of 222,000,000 shares of common stock, which were valued at $724,000 (based on the publicly traded share price of the Company's stock on the date the shares were issued) in exchange for legal and consulting services.

   During the period from inception (August 23, 2003) to December 31, 2005 the company's legal service providers received a total of 67,570,000 shares of common stock with an aggregate value of $1,235,000 based on publicly traded share were issued, in the exchange for legal services. 7,750,000 valued at $77,500 were issued during the year ended December 31, 2005 and 36,600,000 valued at $925,500 were issued during the year ended December 31, 2004 and 23,220,000 shares valued at $232,200 were issued during the period from inception (August 23, 2003) to December 31, 2003.

   Coincident to and in the immediate period since the merger transaction on August 23, 2003, a shareholder contributed furniture and equipment principally consisting of computer, sound and imaging equipment and software, valued at his acquisition cost of $20,322 for no consideration. He also contributed a total of $10,950 in cash to the Company of which $4,100 was contributed during the year ended December 31, 2006 and $6,850 during the period from inception (August 23, 2003) to December 31, 2005. Both the contributed cash and the furniture and equipment have been reflected by the Company via corresponding credits to additional paid-in capital aggregating $10,950 and $23,322.

   In addition, during the period (August 23, 2003) to December 31, 2004 the Company has incurred marketing oriented consulting fees to various current shareholders in the merged entity in exchange for a total of 32,780,700 shares of common stock with an aggregate value of $527,807 based on the publicly traded share price on the date the shares were issued. 15,000,000 shares valued at $350,000 were issued during the year ended December 31, 2004 and 17,780,700 shares valued at $177,807 were issued during the period from inception (August 23, 2003) to December 31, 2003.


5. GOING CONCERN
   -------------

   These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

   The Company incurred a net loss of $730,890 for the year ended December 31, 2006 and had incurred cumulative losses since inception of $2,494,264. The Company's existence in the current and prior period has been dependent on advances and contributions from related parties and other individuals, and the issuance of equity securities in exchange for professional fees. The ability of the Company to continue as a going concern is dependent on generating revenue from its planned businesses and obtaining additional capital and financing.

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