Form 10QSB
period 2007-03-30
GLOBAL 1 INVESTMENT HOLDINGS CORP/GA
filed 2007-05-14
CIK 1262456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

                                   (Mark one)
       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 30, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-108534

                     Global 1 Investment Holding Corporation
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Georgia                                 20-8887008
                 -------                                 ----------
     (State or other jurisdiction             (IRS Employer Identification No.)
    of incorporation or organization)

               233 Peachtree Street
                    Suite 1225
                    Atlanta, GA                                30303
                    -----------                                -----
     (Address of principal executive offices)               (Zip Code)

                                  (404-222-7344
                                  -------------
                           (Issuer's telephone number)

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 398,233,385 shares issued and outstanding as of March 30, 2007.
Transitional Small Business Disclosure Format: Yes [_] No [X]

        See the independent registered auditors' report, and accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                                 January 1, 2007
                                       TO
                                 March 30, 2007






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

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEETS FOR THE PERIOD ENDING
                                 March 30, 2007
                                    UNAUDITED
================================================================================


                                                      March 30           2007
--------------------------------------------------------------------------------

                                     Assets
Current assets
   Cash                                              $             $      3,693
--------------------------------------------------------------------------------
     Total current assets                                                 3,693
--------------------------------------------------------------------------------
Fixed assets
   Furniture and equipment not yet placed in service                     20,322
--------------------------------------------------------------------------------
     Total assets                                    $             $     24,015
================================================================================

                      Liabilities and Stockholders' Deficit

Stockholders' deficit
 Preferred stock (100,000,000 shares $.001 par value
   authorized, none issued and outstanding)          $        -    $          -
 Common stock (1,000,000,000 shares $.001 par value
   authorized, 398,233,385 issued and
     outstanding respectively)                                          398,233

 Additional paid-in capital,                                         39,941,201
 Accumulated deficit,                                               (40,315,419)
--------------------------------------------------------------------------------
   Total stockholders' deficit                                          374,218
--------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit       $             $    374,218
================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.



        See the independent registered auditors' report, and accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                              FOR THE PERIOD ENDED
                                 March 30, 2007
                                    UNAUDITED


================================================================================

  Qtr ended                                           March 30        2007
----------------------------------------------------------------------------

Revenue                                                                 0.0
----------------------------------------------------------------------------
General and administrative expenses
 Professional fees                                                        0
 Bank charges                                                             0
----------------------------------------------------------------------------
Total general and administrative expenses                                 0
----------------------------------------------------------------------------
Net loss                                                       $          0
================================================================================


Loss per weighted average shares of common
 stock outstanding                                             $       (.01)

Weighted average number of shares of
 common stock outstanding                                       398,233,385



See the summary of significant accounting policies, and the accompanying notes to the financial statements.



        See the independent registered auditors' report, and accompanying notes to the financial statements.

                           Global 1 Investment Holdings Corporation
                                 (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     FOR THE PERIOD ENDED
                                   March 30, 2007 UNAUDITED
==================================================================================================

March 30, 2007

                                                  Additional                       Total
                                   Common          paid-in      Accumulated     stockholders'
                                    stock          capital        deficit         deficit
----------------------------------------------------------------------------------------------
Balance, June 30, 2006          $    398,233    $ 39,941,201    $(40,315,419)   $    374,218
Common stock issued for
 professional fees                         0                                               0
Shareholder cash contributions
Net loss                                                                  (0)             (0)
----------------------------------------------------------------------------------------------
Balance, March 30, 2007         $    398,233    $ 39,941,201    $(40,315,419)   $    374,218
==================================================================================================


See the summary of significant accounting policies, and the accompanying notes to the financial statements.



        See the independent registered auditors' report, and accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE PERIOD ENDED
                                 March 30, 2007
                                    UNAUDITED
================================================================================

Common stock shares issued and outstanding

Recapitalization of Group Management common stock shares on
 August 23, 2003 coincident to merger with Silver Screen
 Studios, Inc.                                                    75,882,685
Common stock shares issued for professional fees                  92,600,700
-----------------------------------------------------------------------------
Balance, December 31, 2006                                       398,233,385
Common stock shares issued for professional fees                           0
-----------------------------------------------------------------------------
Balance, March 30, 2007                                          398,233,385
================================================================================

See the summary of significant accounting policies, and the accompanying notes to the financial statements.



        See the independent registered auditors' report, and accompanying notes to the financial statements.

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 MARCH 30, 2007
                                    UNAUDITED
================================================================================



                                                                  Period
                                                                  Ended
                                                                 March 30,
                                                                   2007
--------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                     $           (0)
 Adjustments to reconcile net loss to net
   cash used by operating activities
     Cost of common stock issued for
      services                                                             0
--------------------------------------------------------------------------------
Net cash used by operating activities                                     (0)
--------------------------------------------------------------------------------

Cash flows from investing activities
  Increase in furniture and equipment                      -
--------------------------------------------------------------------------------
Net cash used by investing activities                      -
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

                    Global 1 Investment Holdings Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED
                                 MARCH 30, 2007
                                    UNAUDITED
================================================================================



                                                                  For the
                                                                period ended
                                                                 March. 30,
                                                                    2007
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       $        (0)
Cash and cash equivalents, beginning of period                         3693
------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $      3693
================================================================================

Supplementary disclosures of cash flow information
  Cash paid during the year for:
    Interest expense                $         -   $         -   $         -
    Income taxes                              -             -             -



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


Fixed assets
------------

Fixed assets are stated at cost. Depreciation will be computed using accelerated methods, once the assets are placed in service, over the following estimated useful lives:

                                                           Estimated
         Depreciation                                     useful life
         ----------------------------------------      ----------------
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



Current Operations:

For the quarter ended on March 30, 2007 the Company was in the process of restructuring its current operations. The Company felt it was in the best interest of the shareholders to diversify its business model to include strategic business units in the areas of real estate, entertainment and financial services.

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

Results of Operations - For the Three-Month Period Ended March 30, 2007.
------------------------------------------------------------------------

Revenues. We generated no revenue during the quarter ended March 30, 2007.

Cost of revenues. We generated no revenues during the quarter ended March 30, 2007. However, we incurred consulting expenses associated with the restructuring of our business operations during the period.

Gross Margin. Because we generated no revenue during the quarter ended March 30, 2007, we have a negative gross margin due to the incurring of operating expenses.

Operating Expenses. Our operating expenses consist primarily of professional and consulting services expenses. We had operating expenses for the three-month period ended March 30, 2007 of $0 compared to operating expenses of $0 during the same period in the prior year. Our operating expenses increased due to costs associated with our restructuring activities.

Net Loss. Our net loss for the three-month period ended March 30, 2007 was $0 compared to a net loss of $0 during the same period in the prior year. The increase in our net loss was primarily due to the incurring of legal fees and consulting and professional fees.

Liquidity and Capital Resources.
--------------------------------

At March 30, 2007, we had total current tangible assets of $24,015 compared to total current assets of $24,015 for the same period ending 2006. Our intellectual property consisting of manuscripts and screenplays has not been valued as of the end of the period. Upon completion of the development phase of each project and the placing into service of each project, a value will be place on each project.



We had fixed assets of $20,322 at March 30, 2007, compared to fixed assets of $20,233 at March 30, 2007.

Our total current liabilities are $0.0 as of March 30, 2007 compared to total current liabilities of $0 as of Sept. 30, 2005. We had no long-term liabilities as of March 30, 2007. We have incurred no long term liabilities during the periods ending on March 30, 2007.

We had a cash flow from operations of $ negative 0.0 during the three-month period ended March 30, 2007 compared to a negative cash flow from operations of $0.0 during the three-month period ended Sept. 30, 2005. This negative cash flow from operations during the three-month period ended March 30, 2007 is principally the result of non-cash compensation. We had $0.0 in cash used in investing activities during the three-month period ended March 30, 2007 compared to cash used of $36 during the same period in the prior year.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exh.                                                                                     Page
No.                                            Description                                No.
31.1 Certification of Barry Thomas, CEO of Silver Screen Studios, Inc., pursuant          **
     to 18 U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley
     Act of 2002.)                                                                        **
32.1 Certification of Barry Thomas, CEO of Silver Screen Studios, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
     Act of 2002.
* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.
** Filed herewith.


                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global 1 Investment Holdings Corporation
By: /s/ Barry Thomas, acting CEO
--------------------------------
Dated: May 12, 2007
Atlanta, GA